Form 10-Q
period 1996-03-31
CAMBRIDGE SOUNDWORKS INC
filed 1996-05-13
CIK 919234

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------
                                   FORM 10-Q

(MARK ONE)
               [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                    for the quarterly period ended March  31, 1996
                                          or
               [  ]  Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                  for the transition period from_______ to ________


COMMISSION FILE NO. 0-23456


                             CAMBRIDGE SOUNDWORKS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       MASSACHUSETTS                                       04-2998824
 (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)



       311 NEEDHAM STREET
       NEWTON, MASSACHUSETTS                                   02164
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


                                    (617) 332-5936
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                            YES   [X]           NO   [  ]

As of May 12, 1996, there were issued and outstanding 2,889,399 shares of the Company's Common Stock.

- --------------------------------------------------------------------------------

                              CAMBRIDGE SOUNDWORKS, INC.

                                        INDEX

                                                                         Page
                                                                         ----
Part I.       Financial Information

      Item 1. Financial Statements (Unaudited)

              Balance Sheets
              July 2, 1995 and March 31, 1996                               3

              Statements of Operations
              Three and Nine Months Ended April 2, 1995
              and March 31, 1996                                            4

              Statements of Cash Flows
              Nine Months Ended April 2, 1995 and March 31, 1996            5

              Notes to Unaudited Financial Statements                       6


     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          7


Part II.      Other Information

     Item 6   Exhibits and Reports on Form 8-K                             10


     Signatures                                                            11

                            PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                             CAMBRIDGE SOUNDWORKS, INC.

                                    BALANCE SHEETS
                                     (Unaudited)

                        ASSETS
                                             July 2, 1995       March 31, 1996
                                             ------------       --------------
CURRENT ASSETS:

    Cash and cash equivalents               $      16,885        $     159,288
    Accounts receivable                           803,047            1,700,319
    Income tax refund receivable                  380,928                  -
    Inventories                                10,523,627           12,215,982
    Prepaid expenses                              403,209              493,431
    Preopening costs                              157,605                  -
                                            -------------        -------------
         Total current assets                  12,285,301           14,569,020
                                            -------------        -------------

PROPERTY AND EQUIPMENT, AT COST:

    Production equipment and tooling              451,791              461,572
    Office equipment and furniture                955,818            1,089,232
    Leasehold improvements                      1,952,226            2,803,797
    Motor vehicles                                140,737              180,290
                                            -------------        -------------
                                                3,500,572            4,534,891
    Less-Accumulated depreciation
      and amortization                            835,370            1,347,234
                                            -------------        -------------
                                                2,665,202            3,187,657
                                            -------------        -------------
OTHER ASSETS                                       78,957              112,465
                                            -------------        -------------
                                            $  15,029,460        $  17,869,142
                                            -------------        -------------
                                            -------------        -------------

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit                           $      -            $   2,995,604
    Current portion of debt                         -                   15,184
    Accounts payable                            3,329,328            2,235,412
    Accrued expenses                              483,176              964,238
    Customer prepayments and other
      current liabilities                         109,118              284,503
                                            -------------        -------------
         Total current liabilities              3,921,622            6,494,941
                                            -------------        -------------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value:
      Authorized--2,000,000 shares                 -                      -
    Common stock, no par value:
     Authorized--10,000,000 shares
     Issued--2,888,824 at July 2, 1995 and
       2,889,399 at March 31, 1996             10,344,697           10,346,710
    Retained earnings                             763,141            1,027,491
                                            -------------        -------------
         Total stockholders' equity            11,107,838           11,374,201
                                            -------------
                                             $ 15,029,460        $  17,869,142
                                            -------------        -------------
                                            -------------        -------------

      The accompanying notes are an intregal part of these financial statements.

                              CAMBRIDGE SOUNDWORKS, INC.

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                                Three Months Ended                      Nine Months Ended
                                                                ------------------                      -----------------
                                                          April 2,           March 31,           April 2,            March 31,
                                                          --------           ---------           --------            ---------
                                                            1995               1996                1995                 1996
                                                            ----               ----                ----                 ----
NET SALES                                             $   8,428,153       $  10,939,693       $  20,341,015         $ 33,303,958

COST OF GOODS SOLD                                        4,656,437           6,579,081          11,002,781           19,600,745
                                                      -------------       -------------       -------------         ------------

    Gross profit                                          3,771,716           4,360,612           9,338,234           13,703,213
                                                      -------------       -------------       -------------         ------------

SALES AND MARKETING EXPENSES                              2,843,820           3,583,358           7,420,331           11,060,312

GENERAL AND ADMINISTRATIVE EXPENSES                         512,881             491,252           1,527,259            1,472,097

ENGINEERING AND DEVELOPMENT EXPENSES                        214,175             186,573             570,992              500,062
                                                      -------------       -------------       -------------         ------------

    Total expenses                                        3,570,876           4,261,183           9,518,582           13,032,471
                                                      -------------       -------------       -------------         ------------

    Income (loss) from operations                           200,840              99,429            (180,348)             670,742

INTEREST INCOME (EXPENSE), net                               18,333             (72,962)            157,972             (230,892)
                                                      -------------       -------------       -------------         ------------

    Income (loss) before provision
      (benefit) for income taxes                            219,173              26,467             (22,376)             439,850

PROVISION (BENEFIT) FOR INCOME TAXES                         88,000              10,500             (35,000)             175,500
                                                      -------------       -------------       -------------         ------------

    Net income                                        $     131,173       $      15,967       $      12,624       $      264,350
                                                      -------------       -------------       -------------         ------------
                                                      -------------       -------------       -------------         ------------

NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE                                  $         .05       $         .01       $         .00       $          .09
                                                      -------------       -------------       -------------         ------------
                                                      -------------       -------------       -------------         ------------

WEIGHTED AVERAGE NUMBER OF COMMON
    AND COMMON EQUIVALENT SHARES
    OUTSTANDING                                           2,907,747           2,913,322           2,927,106            2,932,790
                                                      -------------       -------------       -------------         ------------
                                                      -------------       -------------       -------------         ------------



    The acompanying notes are an intregal part of these financial statements.

                             CAMBRIDGE SOUNDWORKS, INC.

                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                                              Nine  Months Ended
                                                                                              ------------------
                                                                                   April 2, 1995           March 31, 1996
                                                                                   -------------           --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $     12,624             $    264,350
    Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization                                                   342,765                  511,864
         Changes in current assets and liabilities:
              Accounts receivable                                                     (1,743,830)                (897,272)
              Income tax refund receivable                                              (206,375)                 380,928
              Inventories                                                             (5,717,060)              (1,692,355)
              Prepaid expenses                                                           271,233                  (90,222)
              Preopening costs                                                          (414,456)                 157,605
              Accounts payable                                                         1,607,027               (1,093,916)
              Accrued expenses                                                           479,268                  481,062
              Customer prepayments and other current liabilities                          50,118                  175,385
                                                                                    ------------             ------------

                   Net cash used in operating activities                              (5,318,686)              (1,802,571)
                                                                                    ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                               (2,261,586)              (1,034,319)
    Increase in other assets                                                             (83,744)                 (33,508)
                                                                                    ------------             ------------

                   Net cash used in investing activities                              (2,345,330)              (1,067,827)
                                                                                    ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings from line of credit, net                                                     -                   2,995,604
    Proceeds from issuance of debt, net                                                     -                      15,184
    Exercise of stock options                                                             16,800                    2,013
    Repayment of capital lease obligation                                                (42,345)                     -
                                                                                    ------------             ------------

                   Net cash (used in) provided by financing activities                   (25,545)               3,012,801
                                                                                    ------------             ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (7,689,561)                 142,403

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         8,634,656                   16,885
                                                                                    ------------             ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    945,095             $    159,288
                                                                                    ------------             ------------
                                                                                    ------------             ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
         Cash paid during the period for:
              Income taxes                                                          $     80,000             $      4,000
                                                                                    ------------             ------------
                                                                                    ------------             ------------

              Interest                                                              $      1,165             $    204,821
                                                                                    ------------             ------------
                                                                                    ------------             ------------


    The accompanying notes are an integral part of these financial statements.

                              CAMBRIDGE SOUNDWORKS, INC.
                       Notes to Unaudited Financial Statements

(1) BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared by Cambridge SoundWorks, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and nine months ended and March 31, 1996 are not necessarily indicative of results to be expected for the full fiscal year.

(2) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                   July 2, 1995         March 31, 1996
                                   ------------         --------------
    Raw materials and work-
      in-process                  $   3,906,025         $    3,998,253
    Finished goods                    6,617,602              8,217,729
                                  -------------         --------------
                                  $  10,523,627         $   12,215,982
                                  -------------         --------------
                                  -------------         --------------

Inventories consists of materials, labor and manufacturing overhead.


(3) CHANGE IN FISCAL YEAR

On March 14, 1995 the Company's Board of Directors approved a change in the Company's fiscal year. The Company changed its fiscal year to end on the Sunday nearest the end of June and previously reported results for the six month period ended July 2, 1995. The third quarter for fiscal 1996 comprises the period from January 1,1996 through March 31, 1996.

(4) LINE OF CREDIT

On October 18, 1995, an amendment to the Company's demand discretionary line of credit increased the borrowing base to $5,800,000. The line of credit is secured by all of the current assets of the Company, with interest payable at the bank's base rate (8.25% at March 31, 1996), plus 1/4%. The amounts outstanding at July 2, 1995 and March 31, 1996 were $0 and $2,995,604, respectively.

(5) SIGNIFICANT CUSTOMER

During the three and nine months ended March 31, 1996, the Company had one customer that accounted for approximately 16% and 21% of net sales, respectively. Sales to this customer during the three and nine months ended April 2, 1995 accounted for 18% and 7% of net sales, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three and nine month periods ended April 2, 1995 and March 31, 1996 expressed as a percentage of net sales.


                                                                        Three Months Ended            Nine Months Ended
                                                                     April 2,       March 31,      April 2,       March 31,
                                                                     --------       ---------      --------       ---------
                                                                       1995           1996           1995            1996
                                                                     --------       ---------      --------       ---------
                                                                           (Unaudited)                   (Unaudited)
NET SALES                                                              100.0 %        100.0 %        100.0 %        100.0 %

COST OF GOODS SOLD                                                      55.2           60.1           54.1           58.9
                                                                      ------         ------         ------          -----

    Gross profit                                                        44.8           39.9           45.9           41.1
                                                                      ------         ------         ------          -----

SALES AND MARKETING EXPENSES                                            33.8           32.8           36.5           33.2

GENERAL AND ADMINISTRATIVE EXPENSES                                      6.1            4.5            7.5            4.4

ENGINEERING AND DEVELOPMENT EXPENSES                                     2.5            1.7            2.8            1.5
                                                                      ------         ------         ------          -----

    Total expenses                                                      42.4           39.0           46.8           39.1
                                                                      ------         ------         ------          -----

    Income (loss) from operations                                        2.4            0.9           (0.9)           2.0

INTEREST INCOME (EXPENSE), net                                           0.2           (0.7)           0.8           (0.7)
                                                                      ------         ------         ------          -----

    Income (loss) before provision (benefit) for income taxes            2.6            0.2           (0.1)           1.3

PROVISION (BENEFIT) FOR INCOME TAXES                                     1.0            0.1           (0.2)           0.5
                                                                      ------         ------         ------          -----

    Net income                                                           1.6 %          0.1 %          0.1 %          0.8 %
                                                                      ------         ------         ------          -----
                                                                      ------         ------         ------          -----


Net Sales

Net sales for the third quarter increased from approximately $8.4 million for the quarter ended April 2, 1995, to $11.0 million for the quarter ended March 31, 1996. Net sales for the nine months ended March 31, 1996 increased to approximately $33.3 million compared to approximately $20.3 million during the comparable prior period. Increased retail and wholesale sales accounted for the majority of the sales increase for both the three and nine month periods. The Company had twenty-three retail stores open during the quarter ended March 31, 1996, compared to fifteen retail stores during the quarter ended April 2, 1995. Catalog sales for both the three and nine month periods ended March 31, 1996 decreased due, in part, to shifts in sales to the Company's new retail stores and through the Company's wholesale expansion.


Gross Profit

Gross profit as a percentage of net sales decreased from 44.8% during the three months ended April 2, 1995, to 39.9% during the three months ended March 31,
1996.   Gross profit for the nine month period ended March 31, 1996 was 41.1%
compared to 45.9% for the nine month period ended April 2, 1995. The decrease in gross margin for both the three and nine month period was due primarily to increases in retail store sales and wholesale sales which have lower overall margins than the Company's catalog sales.


Expenses

Sales and marketing expenses increased in dollars from $2.8 million for the three months ended April 2, 1995 to $3.6 million for the three months ended March 31, 1996, but decreased as a percentage of net sales from 33.8% in 1995 to 32.8% of net sales in 1996. Sales and marketing expenses increased in dollars from $7.4 million for the nine months ended April 2, 1995 to $11.0 million for the nine months ended March 31, 1996, but decreased as a percentage of net sales from 36.5% in 1995 to 33.2% in 1996. The Company's retail expansion has accounted for a substantial portion of the increases in expenses in dollars while decreasing as a percentage of net sales.

General and administrative expenses decreased in dollars from $513,000 (6.1% of net sales) for the three months ended April 2, 1995 to $491,000 (4.5% of net sales) for the three months ended March 31, 1996. General and administrative expenses decreased in dollars from approximately $1,527,000 (7.5% of net sales) for the nine months ended April 2, 1995 to $1,472,000 (4.4% of net sales) during the nine months ended March 31, 1996. General and administrative expenses have remained relatively consistent in dollars during both the three and nine month periods due to the Company's ability to increase sales with a minimal increase to expenses.

Interest Expense/Interest Income

Interest expense of approximately $73,000 and $231,000 for the three and nine month periods ended March 31, 1996 results from the Company's use of its line of credit. Interest income of approximately $18,000 and $158,000 for the three and nine month periods ended April 2, 1995, respectively resulted primarily from investments in United States Treasury Securities purchased with the remaining net proceeds from the Company's initial public offering in 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company's working capital was approximately $8,074,000 compared to $8,364,000 as of July 2, 1995. Cash and cash equivalents amounted to $159,000 as of March 31, 1996 compared to $17,000 as of July 2, 1995.

On October 18, 1995 an amendment to the Company's demand discretionary line of credit from a bank increased the borrowing base up to $5,800,000 based upon certain levels of accounts receivable and inventory. The line of credit is secured by all of the current assets of the Company, with interest payable at the bank's base rate (8.25% at March 31, 1996), plus 1/4%. The Company has approximately $1,575,000 in excess availability on the line of credit at March 31, 1996. The Company believes that its resources are adequate to fund its operations through the end of calendar 1996.

                              PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
         a.)  Exhibits

              27   Financial Data Schedule

         b.)  Reports on Form 8-K
              The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as both Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Registrant.




                                  Cambridge Soundworks, Inc.
                                  -------------------------
                                  (Registrant)









Date:  May 12, 1996               By:  /s/ Wayne P. Garrett
                                      ----------------------------
                                       Wayne P. Garrett
                                       Vice President-Finance and
                                       Chief Financial Officer
                                       (Principal Financial
                                       Officer and Principal
                                       Accounting Officer)