Form 10-K
period 1996-06-30
CAMBRIDGE SOUNDWORKS INC
filed 1996-09-30
CIK 919234

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
              /X/ Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (Fee Required)
                    for the fiscal year ended June 30, 1996
                                       or
            / / Transition Report Pursuant to Section 13 or 15(d) of
           the Securities and Exchange Act of 1934 (No Fee Required)
   for the transition period from                    to                    .

Commission File No. 0-23456
                            ------------------------

                           CAMBRIDGE SOUNDWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                    04-2998824
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)
         311 NEEDHAM STREET
        NEWTON, MASSACHUSETTS                  02164
   (ADDRESS OF PRINCIPAL EXECUTIVE           (ZIP CODE)
              OFFICES)

                                 (617) 332-5936
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        COMMON STOCK (WITHOUT PAR VALUE)
                                (TITLE OF CLASS)
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K.
_________

    The aggregate market value of the Registrants voting stock held by non-affiliates of the Registrant as of September 18, 1996, was $8,632,281. As of September 18, 1996, there were issued and outstanding 2,889,399 shares of Registrant's Common Stock, without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrants Annual Report to Stockholders for the fiscal year ended June 30, 1996 (Items 5, 6, 7, and 14 (a) (1))

(2) Portions of the definitive Proxy Statement for Registrants Annual Meeting of Stockholders to be held on October 22, 1996 (Items 11, 12, and 13)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           CAMBRIDGE SOUNDWORKS, INC.
                               TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
ITEM NUMBERS AND DESCRIPTION                                                                                   PAGE
- ----------------------------------------------------------------------------------------------------------  -----------
                                                         PART I

ITEM 1.       Business....................................................................................           2
ITEM 2.       Properties..................................................................................          10
ITEM 3.       Legal Proceedings...........................................................................          10
ITEM 4.       Submission of Matters to a Vote of Security Holders.........................................          10
                                                        PART II
ITEM 5.       Market for the Registrant's Common Equity
              and Related Stockholder Matters.............................................................          10
ITEM 6.       Selected Financial Data.....................................................................          10
ITEM 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................................................          10
ITEM 8.       Financial Statements and Supplementary Data.................................................          10
ITEM 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure......................................................          10
                                                        PART III
ITEM 10.      Directors and Executive Officers of the Registrant..........................................          11
ITEM 11.      Executive Compensation......................................................................          12
ITEM 12.      Security Ownership of Certain Beneficial Owners
              and Management..............................................................................          12
ITEM 13.      Certain Relationships and Related Transactions..............................................          13
                                                        PART IV
ITEM 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K.................................................................................          13

Inasmuch as the calculation of shares of Registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the Registrant's best good faith estimate for purposes of this Annual Report on Form 10-K, and the Registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon the closing sale price of the Common Stock as reported on the Nasdaq National Market System on September 18, 1996. All outstanding shares beneficially owned by executive officers and directors of the Registrant or by any shareholder beneficially owning more than 5% of Registrant's Common Stock, as disclosed herein, were considered solely for purposes of this disclosure to be held by affiliates.

                                     PART I

ITEM 1.  BUSINESS
OVERVIEW

    Cambridge SoundWorks, Inc. (the "Company" or "Cambridge SoundWorks") designs and manufactures audio products for stereo, home theater and multimedia computer audio under the brand name Cambridge SoundWorks. The Company sells its Cambridge SoundWorks products and selected audio and video components manufactured by other companies directly to consumers through its catalog and at its Company-owned retail stores. The sale of these other products enables the Company to offer all of the components necessary for complete stereo and home theater systems. The Company also sells its Cambridge SoundWorks speakers on a wholesale basis.

    The Company was founded in 1988 to market the Company's proprietary ENSEMBLE speaker system. The ENSEMBLE-Registered Trademark- was sold directly to consumers rather than through audio dealers. As the Company grew, a factory outlet was established at the production facility and opened for retail sales in 1990. In 1990, the Company began offering, in addition to the speaker systems designed by the Company, a variety of high quality home audio products manufactured by other companies, including receivers, VCR's, and cassette, laser disc and compact disc players. In 1991, the Company developed a catalog to supplement its direct advertising in national and local media. In 1994, the Company began its retail expansion and opened 13 new Company-owned stores in New England and Northern California. From January 1995 to June 1996, the Company opened nine additional Company-owned stores. In June 1995, the Company began to sell its products in more than 200 Best Buy Co., Inc. ("Best Buy") stores under an exclusive arrangement.

INDUSTRY TRENDS

    In recent years, the market for speakers has been affected by increased consumer demand for "surround sound" home theater entertainment systems that use additional audio channels and speakers to reproduce the sound experienced in movie theaters. Home theater entertainment systems require a number of high quality passive and electronically integrated or "active" (amplified) speakers, and thus represent a growth trend in the industry.

    Another significant trend in the speaker market is the development of multimedia PC's and the creation of a large market for add-on speakers which reproduce high fidelity sound for PC's with interactive CD-ROM's and sound cards. The Company believes that the trend in sales of PC's equipped or upgraded with CD-ROM drives and sound cards will create a large potential customer base for high quality add-on speakers.

    The Company anticipates the introduction of Digital Video Discs (DVD) sometime early in 1997 and believes that this new ultra-high-density data storage medium may have a large impact on both the home entertainment and the computer industries. In both industries, DVD may result in more focus on the movies and video, which may, in turn, increase demand for home theater sound systems and multimedia speaker systems. Cambridge SoundWorks intends to offer DVD players for sale to its home theatre customers.

COMPANY STRATEGY

    The Company's strategy is to build the Cambridge SoundWorks brand name through a combination of product quality, direct distribution to consumers, new channels of distribution and service. Key elements of this strategy include:

    - BRAND BUILDING. The Company believes that extensive advertising and promotions of the Company and its products, have helped build the Cambridge SoundWorks brand name and the Company's reputation for selling high quality speakers at competitive prices.

    - CONSUMER-DIRECT SALES. By selling directly to the consumer through its catalog and Company-owned stores, the Company believes it is able to offer value and service to its customers. The Company's factory-direct selling eliminates the retail mark-up of the conventional dealer network and allows the Company to offer high quality products at competitive prices. At the same time, the Company retains control over all aspects of the sales effort, including presentation of merchandise, demonstration of products and customer service. The Company's direct relationship with the consumer results in feedback which enables it to monitor advertising effectiveness and respond to changes in consumer demands for new or improved audio products.

    - NEW CHANNELS OF DISTRIBUTION. The Company believes that it can enhance its brand image, while maintaining its commitment to bring high quality products to the consumer at the lowest possible cost, by expanding into certain new channels of distribution, including the following:

          In February 1995, the Company announced the signing of an agreement with Best Buy, Co., Inc. ("Best Buy"). Under the terms of the agreement, Best Buy will be the exclusive reseller of certain Cambridge SoundWorks products for three years. Best Buy is one of the nation's fastest growing consumer electronics retailers. It offers a wide selection of name brand consumer electronics, personal computers and home office products, entertainment software, major appliances and photographic equipment throughout the United States.

          Cambridge SoundWorks products are currently displayed at more than 260 Best Buy stores, some in FACTORY DIRECT SPEAKER WALLS-TM- which are specially designed, automated displays for all Cambridge SoundWorks key products, allowing easy consumer self-demonstration.

          Cambridge SoundWorks' amplified speakers system called
          SOUNDWORKS-Registered Trademark- is being marketed nationally as a premium in the current issue of Philip Morris' "Marlboro Gear" catalog.

          SOUNDWORKS is also being bundled with computer systems being packaged by IBM and Cyrix Corporation.

    - EMPHASIS ON CUSTOMER SERVICE. The Company strives to provide a high level of personalized service and product information to its catalog and retail customers. The Company's current full-color catalog contains information on how to select and test speakers as well as a detailed introduction to home theater and surround sound technology with little technical jargon. The Company's audio experts are trained to avoid high-pressure sales tactics and they take a consultative approach to selling. The audio experts help consumers make an appropriate selection from the Company's product offerings, provide follow-up technical assistance, keep abreast of consumer preferences and monitor customer comments on the quality and performance of the Company's products.

    - GROWTH THROUGH GEOGRAPHIC EXPANSION. Based on the success of its original retail store in Newton, Massachusetts, the Company has opened 27 additional stores to date, including the Company's first store in a major urban shopping mall, the CambridgeSide Galleria, in Cambridge, Massachusetts, and the Company's first store in a factory outlet center, the Worcester Common Fashion Outlets Mall in Worcester, Massachusetts. The Company currently has a total of 18 stores in New England and 10 in Northern California.

       The Company believes that by opening multiple stores in concentrated geographic areas it may be able to achieve certain economies of scale particularly with regard to advertising expenses. The Company is currently evaluating other potential retail sites and plans to open more Company-owned stores in fiscal 1997. Management estimates that the capital cost to open a new retail store currently averages approximately $180,000 (exclusive of start-up inventory and grand-opening advertising).

    - GROWTH THROUGH PRODUCT SUB-CATEGORY EXPANSION. The Company also has plans to grow by adding new products and product sub-categories to its line-up of branded goods. To date, the Company's home speakers line has focused on the "subwoofer/satellite" category, a strong niche of the overall loudspeaker market. In the fall of 1996, the Company plans to introduce its first series of floor-standing "Tower" loudspeakers that use much larger cabinets and are more costly ($599-$1,499 compared to $249-$599). This category represents a significant portion of the overall market for high quality speakers. The Company also plans to introduce a new, higher-performance multimedia speaker system for the computer-user market.

    - GROWTH THROUGH NEW MARKET OPPORTUNITIES. The Company continues to develop speakers for the growing home theater entertainment market. The proliferation of VCR's and increased viewing of home movies is driving consumer demand for surround sound home theater entertainment systems. The Company has developed add-on speakers for the emerging PC/ multimedia market.

    The Company believes its position as a vertically integrated factory-direct retailer gives it important competitive advantages by allowing it to provide high quality products at competitive prices and to react early to new consumer preferences and trends.

COMPANY PRODUCTS

    The Company makes speakers for conventional stereo systems, home theater entertainment systems and for multimedia computing. A typical home theater speaker system configuration includes: the original (or upgraded) stereo speakers (placed in front of the listener to the left and right of the TV screen); a center channel speaker (placed directly in front of the listener near the TV to keep dialogue firmly centered); and a pair of surround speakers (placed behind the listener to complete the surround sound effect). In order to convey the low bass energy of special effects, many home theaters are equipped with supplemental subwoofers. The Company offers a number of speakers for all of the above applications as well as many specialty speaker systems.

    The Company manufactures and sells the following speakers:

    ENSEMBLE SUBWOOFER-SATELLITE SPEAKER SYSTEMS. The heart of the Cambridge SoundWorks product lineup consists of the ENSEMBLE, ENSEMBLE II, ENSEMBLE III, ENSEMBLE IV, ENSEMBLE III HOME THEATRE and ENSEMBLE IV HOME THEATER speaker systems. Subwoofer-satellite speaker systems allow listeners to place the subwoofer in out-of-the-way places without adversely affecting performance. The small satellite speakers convey high performance midrange and treble sound with ease of placement. The original ENSEMBLE system uses two separate subwoofers (which convey the bass notes) to maximize room placement flexibility. ENSEMBLE II uses a single subwoofer cabinet that contains two separate bass drivers. ENSEMBLE III is a more compact, more affordable three-piece system. ENSEMBLE IV is the most compact, most affordable 3-piece system. ENSEMBLE IV HOME THEATER adds three satellites to the ENSEMBLE IV for the most affordable, high-performance surround speaker system.

    ENSEMBLE III HOME THEATRE. Ensemble III Home Theatre adds three satellites to the ENSEMBLE III to create a compact, affordable surround speaker system.

    ENSEMBLE IV HOME THEATRE. Ensemble III Home Theatre adds three satellites to the ENSEMBLE IV for the most affordable surround speaker system.

    TOWER-TM- Series Speakers. The Company has introduced three new floor-standing tower speakers. TOWER is a three-way, dual-woofer, bipolar design with real hardwood veneer cabinets that appeals to "high end" audiophile customers. TOWER II is very similar to TOWER, but does not use a bipolar design (which involves rear-facing speakers that reflect off the wall), and uses wood-simulating vinyl finishes. TOWER III is an affordable audiophile speaker system using a two-way, single woofer design.

    CENTER CHANNEL SPEAKERS. Cambridge SoundWorks manufactures five speakers for use as center channel speakers in Dolby Pro Logic home theater systems which incorporate separate channels for movie sound reproduction (the center channel carries the dialogue). All five speakers are magnetically shielded so they can be placed near a TV or computer monitor. CENTER/SURROUND IV and CENTER/ SURROUND III are small, affordable center speakers designed for use with the Company's ENSEMBLE IV and ENSEMBLE III speaker systems. CENTER CHANNEL II is a center speaker with a wide/low profile designed to be used with the Company's ENSEMBLE II speaker system. CENTER CHANNEL PLUS is a center speaker with a wide/low profile designed to be used with the Companys ENSEMBLE speaker system. CENTERSTAGE-TM- is a high-output center speaker with a wide/low profile designed to be used with the Company's TOWER series speaker systems.

    SURROUND SPEAKERS. Cambridge SoundWorks makes five surround speakers. CENTER/SURROUND IV and CENTER/SURROUND III are small affordable surround speakers designed for use with the Company's ENSEMBLE IV and ENSEMBLE III speaker systems. MODEL SEVENTEEN is a two-way, wide-range speaker suitable for use as surround speakers in the new Dolby Digital surround sound systems. THE SURROUND-Registered Trademark- and THE SURROUND II are "dipole radiator" surround speakers which reproduce sound from both sides of the speaker, causing the reflected sound to surround the listener with uniform sound. THE SURROUND has a very high power handling capacity and is often selected for "high end" surround sound systems, including the new Dolby Digital systems. THE SURROUND II is smaller and more affordable than THE SURROUND.

    POWERED SUBWOOFERS. The POWERED SUBWOOFER by Cambridge SoundWorks consists of a heavy-duty 12" woofer housed in an acoustic-suspension cabinet with a 140-watt amplifier and a built-in electronic crossover. The POWERED SUBWOOFER II uses a 120 watt amplifier with an 8" woofer. The POWERED SUBWOOFER III uses an even smaller amplifier with a 6 1/2" woofer. Cambridge SoundWorks' SLAVE SUBWOOFER, used in connection with the POWERED SUBWOOFER, uses the same woofer driver and cabinet as the POWERED SUBWOOFER, but does not include the amplifier or crossover.

    MODEL SIX SPEAKERS. MODEL SIX is a two-way, acoustic-suspension speaker available in three cabinet finishes.

    MODEL SEVENTEEN SPEAKERS. MODEL SEVENTEEN is a two-way, acoustic-suspension speaker available in four cabinet finishes.

    AMBIANCE-REGISTERED TRADEMARK- IN-WALL SPEAKERS. AMBIANCE IN-WALL is a compact two-way speaker designed to deliver high performance music reproduction in rooms with limited space.

    WEATHER-RESISTANT SPEAKERS. Cambridge SoundWorks makes two versions of its all-weather speaker: THE OUTDOOR and THE OUTDOOR IN-WALL. These speakers perform like the AMBIANCE speakers.

    SOUNDWORKS. SOUNDWORKS is a compact, amplified speaker system designed for use with multimedia computer systems or in home stereo systems. It consists of a pair of satellite speakers and a compact, subwoofer cabinet that also encloses the systems amplifier. An optional carry bag and rechargeable battery are also available.

    TRANSPORTABLE SPEAKER SYSTEM. The Company's MODEL TWELVE consists of two satellite speakers, a three-channel amplifier with built-in electronic crossover and a carrying case (the patented BASSCASE-TM-) that doubles as the system's subwoofer. The MODEL TWELVE can work on 110, 220 and 12 volts, and is designed for use in computer-audio presentations to groups of people.

PRODUCTS OF OTHER MANUFACTURERS

    The Company sells a variety of audio and home theater products manufactured by Aiwa, Carver, Clarion, Harman Kardon, Marantz, Panasonic, Pioneer, RCA, JVC, Sony, and others, including receivers, cassette decks, CD and laser disc players, CD interactive players, VCR's, TVs, wide screen televisions and DSS (digital satellite systems). These other products complement the Company's branded speakers and enable the Company to offer all of the components necessary for complete stereo and home theater systems. The Company has also recently started to offer selected car stereo components and systems from brands such as Pioneer and Clarion. In addition, the Company sells a variety of audio accessories including audio and video tapes, cable, earphones, stands, mounting brackets, cabinets, remote control systems, and other related equipment. Many of the cable and connecting accessories are sold under the Cambridge SoundWorks brand.

    Consistent with its overall philosophy, the Company sells only products that it believes will enhance the performance of the Company's speakers. The Company sells a select range of competing products, those designed to be one of the best values in its product category. By pre-selecting what it believes to be the best audio components, the Company saves the consumer the time required to analyze all the different brands and models currently on the market and focuses the selling effort on the Company's speakers.

    Through high-volume buying arrangements with the manufacturers of these products, the Company believes it is able to offer these products at prices which are, in most instances, comparable to, or lower than, those offered by competitors. The Company currently matches advertised prices from authorized, inventory-stocking dealers for the components featured in its retail stores and in its catalog.

CUSTOMER SATISFACTION

    The Company has a 30-day return policy intended to ensure customer satisfaction. The Company's non-amplified speakers are also covered by a seven-year limited parts and labor warranty covering repairs or replacements due to manufacturing defects in its speakers. Historically, warranty costs are not significant. The Company believes its return policy and warranty are consistent with industry practices and essential to customer satisfaction.

    The Company has a Cambridge SoundWorks charge card (with credit extended by a bank) which permits qualified customers to make credit purchases without finance charges for extended periods, provided payment is made when due. The Company believes that its charge card facilitates customer purchases of the Company's merchandise and reinforces customer loyalty to the Company's products and brand name.

MARKETING AND CATALOG CIRCULATION

    The Company engages in extensive national advertising in audio magazines, general interest magazines and national and local newspapers targeted by the Company. In certain circumstances, the Company uses its advertising in national audio publications as a mini-catalog for the Company's key products, providing information concerning the Company's products, stressing the Company's reputation for value, the persona and experience of Henry Kloss, and the availability of experienced audio experts. The mini-catalog includes the Company's toll-free number and other information to assist the reader in obtaining the full catalog and ordering products by phone. The Company also advertises extensively on local radio stations in the Boston, Massachusetts, and San Francisco, California, markets where its retail stores are located. Television advertising is also used in the Boston, Massachusetts market.

    The Company has developed and uses a customer database which is maintained by its sales personnel. The Company uses this database to monitor inquiry and sales productivity, demographic information and the overall effectiveness of its advertising. The Company believes that its database provides a cost effective means to target repeat customers. The database also provides supplemental information to focus advertising and marketing strategies and to develop new product ideas. The Company creates most of its advertising and marketing materials in-house in order to minimize costs, shorten lead times and control the presentation of the Company's brand image.

    The Company published three full-color catalogs in the period from July 3,1995, to June 30, 1996, depicting the Company's speakers as well as selected other audio and video components that complement the Company's speakers. The catalogs contain extracts from trade reviews of the Company's products as well as information on speaker placement, surround sound and home theater technology, and other items of topical interest. The catalogs contain minimal technical jargon and are designed to increase sales through education of the consumer. The Company generates names for its mailing list primarily through advertising and customer referrals. The Company also tests, from time to time, other methods for distributing its catalogs to potential customers, such as including free catalogs with selected issues of specialty magazines and renting selected mailing lists.

STORE OPERATIONS

    As of September 1996, the Company had 18 stores in New England, and 10 stores in the San Francisco, California, Bay area. These stores contain approximately 2,000 to 4,000 square feet of retail space, including listening rooms. They are decorated with pictures of the Company's factory operations and stock only quantities of inventory sufficient for immediate customer needs. Two stores, one in Newton Upper Falls, Massachusetts and one on Van Ness Avenue in San Francisco, California, are large "SuperStores" capable of doing high-volume business. Three New England stores (Newton Upper Falls, Massachusetts, Harvard Square in Cambridge, Massachusetts and Worcester, Massachusetts) and one Bay Area store (South San Francisco, California) are "Outlet Centers" that include large departments of open-box and refurbished goods at discounted prices.

    As of September, 1996, Cambridge SoundWorks had 28 retail stores as described in the summary below.

                                NEW ENGLAND AREA

DATE OPENED                                LOCATION                                   TYPE OF LOCATION
- -------------------  ----------------------------------------------------  --------------------------------------
1990                 West Newton, Massachusetts                            Original factory store
September 1994       Newton Upper Falls, Massachusetts                     New factory "SuperStore"
February 1994        Hanover, Massachusetts                                Outdoor shopping center
March 1994           Danvers, Massachusetts                                Major suburban shopping mall
                     Relocated to North Shore Mall
                     Peabody,Massachusetts in August 1996
June 1994            Burlington, Massachusetts                             Major suburban shopping mall
                     Relocated to Burlington Mall
                     Burlington, Massachusetts in September 1996
October 1994         Nashua, New Hampshire                                 Outdoor shopping center
November 1994        CambridgeSide Galleria,                               Major urban shopping mall
                     Cambridge, Massachusetts
December 1994        Worcester Common Fashion Outlets Mall,                Enclosed factory outlet center
                     Worcester, Massachusetts
March 1995           Cape Cod Mall,                                        Major suburban shopping center
                     Hyannis, Massachusetts
June 1995            Framingham, Massachusetts                             Outdoor shopping center
September 1995       Harvard Square,                                       Urban "Main Street" location
                     Cambridge, Massachusetts

DATE OPENED                                LOCATION                                   TYPE OF LOCATION
- -------------------  ----------------------------------------------------  --------------------------------------
September 1995       Square One Mall,                                      Major suburban shopping center
                     Saugus, Massachusetts
September 1995       The Mall at Rockingham Park                           Major suburban shopping center
                     Salem, New Hampshire
September 1995       The Mall of New Hampshire                             Major suburban shopping center
                     Manchester, New Hampshire
October, 1995        The Emerald Square Mall                               Major suburban shopping center
                     N. Attleboro, Massachusetts
August, 1996         The Maine Mall                                        Major suburban shopping center
                     S. Portland, Maine
August, 1996         Solomon Pond Mall                                     Major suburban shopping center
                     Marlboro, Massachusetts
September, 1996      West Farms Mall                                       Major suburban shopping center
                     W. Hartford, Connecticut
                                               SAN FRANCISCO AREA
September 1994       San Francisco, California                             Urban "Main Street" location
October 1994         Berkeley, California                                  Suburban "Main Street" location
October 1994         Hayward, California                                   Outdoor shopping center
October 1994         Concord, California                                   Major suburban shopping center
                     Relocated to SunValley Mall
                     Concord, California, September, 1996
October 1994         Walnut Creek, California                              Suburban "Main Street" location
December 1994        Palo Alto, California                                 Suburban "Main Street" location
June 1995            South San Francisco, California                       Factory outlet store
November 1995        Stonestown Galleria                                   Major suburban shopping center
                     San Francisco, California
September 1996       Stoneridge Mall                                       Major suburban shopping center
                     Pleasanton, California
September 1996       The Great Mall                                        Enclosed Factory Outlet center
                     Milpitas, California

PRODUCT DEVELOPMENT

    To maintain its competitive position in the audio products industry, the Company introduces new products and features that address the demands and preferences of consumers. The Company's research and development effort is directed by the Company's President, Thomas J. DeVesto. The Company's research and development team consists of Henry E. Kloss, product development consultant, Tom Wethern, Engineering Manager, Fred Pinkerton, Product Manager, and Roy Allison, product development consultant. Mr. DeVesto has over 15 years experience working with Mr. Kloss developing a wide range of audio and video products from big-screen TVs to multimedia speaker systems. Mr. Kloss is one of the original founders of the Company, and has over 40 years of experience designing speakers, including best-selling models at Acoustic Research, KLH and Advent. Mr. Wethern was Chief Acoustician at a/d/s, a New England loudspeaker and amplifier manufacturer. Prior to a/d/s,

Mr. Wethern was Transducer Engineer for Boston Acoustics. Mr. Pinkerton was formerly Product Manager at Boston Acoustics, Inc. and Advent. Roy Allison has over 40 years of speaker design experience, including highly acclaimed models at Acoustic Research, Allison Acoustics and RDL.

    At an early date, the Company recognized the importance of home theater (which involves integrating TV and video output with stereo or multi-channel audio sound) and has designed a variety of products for this application. A significant portion of the Company's fiscal 1996 speaker revenues were derived from speaker sales related to the home theater concept. The Company also recognized the emergence of opportunities in the PC/multimedia markets and introduced SOUNDWORKS in 1994, its first speaker designed for use with multimedia computer systems.

    The Company's product development cycle is driven by ongoing market analysis, by customer feedback and by its responsive manufacturing process. The Company is quick to identify audio trends and brings new products to market that are of high quality and offer good value to a wide range of consumers. The Company also uses the services of outside consultants in industrial design and the design of electronic circuitry as needed. In addition, the Company works closely with selected audio component suppliers and other technology developers to evaluate the latest developments in audio-related technology.

MANUFACTURING, VENDORS AND SUPPLIERS

    The Company's manufacturing facilities are located in Newton Upper Falls, Massachusetts. The products assembled by the Company include traditional speakers, which require various semi-skilled light assembly operations, as well as electronically integrated, powered speakers, which entail more complex assembly and testing procedures. The Company currently employs 89 production workers and manufacturing support personnel.

    The Company's speakers are assembled from parts and sub-assemblies designed or selected by its research and development team. Some of these parts and sub-assemblies are purchased from, or specially fabricated for the Company by, outside suppliers. The Company also manufactures parts and sub-assemblies in-house, including some of the speaker cabinets, woofers, crossover networks and electronic components used in the final assembly of many of its branded speakers. The Company has a fully-integrated cabinet building operation including woodworking and paint shops.

    The Company sells a number of other audio and video components which it purchases from selected manufacturers. The Company offers only those products of selected manufacturers which it believes are of comparable quality to, and compatible with, its own speaker products.

TRADEMARKS, LICENSES AND PATENTS

    The following are trademarks of the Company: CAMBRIDGE
SOUNDWORKS-REGISTERED TRADEMARK-, CAMBRIDGE SOUNDWORKS LISTENING ROOM-TM-, BASSCASE-REGISTERED TRADEMARK-, ENSEMBLE-REGISTERED TRADEMARK-, ENSEMBLE BY HENRY KLOSS-REGISTERED TRADEMARK-, ENSEMBLE BY HENRY KLOSS AND
DESIGN-REGISTERED TRADEMARK-, MODEL SIX-TM-, MODEL SEVENTEEN-TM-, AMBIANCE-REGISTERED TRADEMARK-, AMBIANCE BY HENRY KLOSS-REGISTERED TRADEMARK-, AMBIANCE BY HENRY KLOSS AND DESIGN-REGISTERED TRADEMARK-, MODEL TEN-A-TM-, THE SURROUND AND DESIGN-REGISTERED TRADEMARK-, THE SURROUND-REGISTERED TRADEMARK-, THE SURROUND BY HENRY KLOSS-TM-, THE OUTDOOR-TM-, MODEL
ELEVEN-REGISTERED TRADEMARK-, MODEL TWELVE-TM-, POWERED SUBWOOFER-TM-, SLAVE SUBWOOFER-TM-, SOUNDWORKS-REGISTERED TRADEMARK-, SOUNDWORKS BY HENRY KLOSS-REGISTERED TRADEMARK-, FACTORY-DIRECT SPEAKER WALL-TM-, CAMBRIDGE SOUNDWORKS PROLINE AND DESIGN-TM-, TOWER BY HENRY KLOSS-TM-, CENTER STAGE-TM-, CENTER STAGE BY HENRY KLOSS-TM-, MOVIEWORKS-TM-, MICROWORKS-TM-, MICROWORKS BY HENRY KLOSS-TM-, YOU JUST CAN'T GET IT ANYWHERE ELSE-TM-, AND A NEW KIND OF AUDIO COMPANY-TM-. The Company also has a number of other unregistered trademarks. The Company holds a United States patent relating to the design of its BassCase, a component of the MODEL ELEVEN-A and MODEL TWELVE speaker systems. The Company believes that the success of its business is more dependent upon marketing and product innovations than patented technology.

CUSTOMERS

    The Company had one customer, Best Buy, which accounted for 22% of net sales for the year ended June 30, 1996, the loss of which would have a material adverse effect on the Company's operations.

EMPLOYEES

    At September 18, 1996, the Company had 271 full-time and 13 part-time employees, of whom 110 were engaged in manufacturing, 155 in sales, customer service and marketing, four in engineering and product development and 15 in administration. The Company considers its employee relations to be good. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

    The Company's administration, direct marketing/catalog fulfillment, audio "SuperStore" and manufacturing operations are located in a 73,300 square foot building in Newton Upper Falls, Massachusetts. The building is under a ten year lease that commenced September 1994.

    The Company signed a four-year lease for 99,000 square feet of warehouse space in Westwood, Massachusetts, in June 1995. The Company also has a leased warehouse, containing approximately 5,800 square feet, in South San Francisco, California, which is used to service the Company's retail stores in Northern California and fulfill West Coast catalog orders.

    The Company's retail stores typically contain 2,000 to 4,000 square feet of retail space under operating lease agreements with terms ranging from two to 15 years or tenancies-at-will. The Company plans to open additional retail stores in fiscal 1997 using leased premises.

    The Company's manufacturing facility generally operated moderately below capacity for the year ended June 30, 1996.

ITEM 3.  LEGAL PROCEEDINGS

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The information required by this item is incorporated herein by reference to the section entitled "Market for Registrant's Common Equity and Related Stockholder Matters" on page 3 of the Company's 1996 Annual Report, which is filed herewith as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is incorporated herein by reference to the section entitled "Selected Financial Data" on page 2 of the Company's 1996 Annual Report, which is filed herewith as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", pages 4 and 5 of the Company's 1996 Annual Report, which is filed herewith as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated herein by reference to the consolidated financial statements of the Company (including the notes thereto) and the independent public accountant's report thereon appearing on pages 6 through 11 of the Company's 1996 Annual Report, which is filed herewith as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth certain information concerning executive officers and directors of the Company:

             NAME                    AGE                                       POSITION
- -------------------------------      ---      ---------------------------------------------------------------------------
Thomas J. DeVesto                        49   President, Chief Executive Officer and Director
Wayne P. Garrett                         40   Vice President -- Finance, Chief Financial Officer, Treasurer and Clerk
Thomas J. Hannaher                       44   Vice President -- Marketing
Robert S. Mainiero                       40   Vice President -- Business Development
Sandy Ruby                               55   Vice President -- Retail
Thomas E. Brew, Jr. (1)(2)               54   Director
Leo Kahn (1)(2)                          79   Director
Henry E. Kloss                           67   Director
Peter B. Seamans (1)(2)                  72   Director

(1) Member of Audit Committee
(2) Member of Compensation Committee

    THOMAS J. DEVESTO co-founded the Company. He has been a director, President and Chief Executive Officer since 1988. From 1985 to 1988, he was a consultant to ITT Corporation and represented ITT in connection with its relationship with Kloss Video Corporation. From 1978 to 1985, he was Vice President of Sales and Marketing of Kloss Video Corporation. From 1976 through 1978, Mr. DeVesto held various sales management positions in the international and domestic divisions of Advent.

    WAYNE P. GARRETT has been Vice President -- Finance, Chief Financial Officer, Treasurer and Clerk of the Company since June 1995. Mr. Garrett was employed by Argus Management Corp. as a management consultant from 1983 to 1995. From 1978 to 1981, he was employed as an auditor by Price Waterhouse. Mr. Garrett has BS and MBA degrees from Boston College and is a Certified Public Accountant.

    THOMAS J. HANNAHER has been Vice President -- Marketing of the Company since December 1993. From 1979 to 1993, he owned and operated an advertising and marketing agency and provided consulting services to a number of companies, including the Company, Boston Acoustics, NAD, Tweeter and Apple Computer.

    ROBERT S. MAINIERO has been Vice President -- Business Development of the Company since January 1996. Mr. Mainiero was Vice President - Sales for a/d/s from October 1993 to December 1995. From 1985 to 1993 he served as Zone Manager for Alpine Electronics of America and previously served as Assistant National Sales Manager of Kloss Video Corporation.

    SANDY RUBY has been Vice President -- Retail of the Company since July 1995. From 1985 to 1995, Mr. Ruby was a systems consultant and Vice President of Practicorp International. Mr. Ruby was a founder and Chief Executive Officer of Tech HiFi, a 70-store consumer electronics retail chain from 1968 to 1984.

    THOMAS E. BREW, JR., has been a director of the Company since June 1995. Mr. Brew has been the President, Chief Executive Officer and a director of Kurzweil Applied Intelligence, Inc., since November 1994. From 1979 to 1994 he was co-founder and Executive Vice President of Argus Management Corp. Mr. Brew is a Certified Public Accountant and an attorney.

    LEO KAHN has been a director of the Company since June 1995. Mr. Kahn has been a partner of United Properties since 1985, and a director of Big V Supermarkets and of Grossmans, Inc., since 1986. In 1948 Mr. Kahn was a founder, President and Chief Executive Officer of Purity Supreme, Inc., and co-founder of Staples, Inc., in 1986.

    HENRY E. KLOSS co-founded the Company. He has been a director of the Company since 1988. From 1988 to May 1996, Mr. Kloss served as the Company's Chairman of the Board of Directors and Director of Product Development. Mr. Kloss also served as Clerk and Treasurer of the Company from 1988 to February 1994. Prior to 1988, Mr. Kloss co-founded and was General Manager of Acoustic Research and was the founder and President of KLH, Advent and Kloss Video. Mr. Kloss was responsible for product design and development at each of these companies.

    PETER B. SEAMANS has been a director of the Company since March 1996. Mr. Seamans has been a partner with the law firm of Peabody & Arnold since 1957. He previously served as a director of Kloss Video Corporation and Advent Corporation and currently serves on the board of the Peabody Essex Museum and the USS Constitution Museum.

    All directors hold office until the next annual meeting of the stockholders and until their successors are elected and qualified. All officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion. There are no family relationships among any of the directors, or officers of the Company.

BOARD COMMITTEES

    The Board of Directors has a Compensation Committee, which makes recommendations concerning salaries and incentive compensation for employees of, and consultants to, the Company, and an Audit Committee, which reviews the results and scope of the audit and other services provided by the Company's independent auditors.

DIRECTOR COMPENSATION

    Outside directors are compensated for their service on the Board of Directors at the rate of $1,000 per meeting plus expenses. Directors who are employees of the Company are not paid any additional compensation for serving as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company has a Compensation Committee, consisting of Thomas E. Brew, Jr., Leo Kahn and Peter B. Seamans. The Compensation Committee is responsible for establishing executive compensation.

    The Company entered into a license agreement with Henry Kloss giving it the right to use Mr. Kloss' name on its products. The license agreement between the Company and Mr. Kloss provides that the Company has the perpetual right to use his name on products which Mr. Kloss designed or had a substantial role in designing, subject to termination as to any products whose appearance or performance specifications are materially changed by the Company without Mr. Kloss' consent. Upon the termination of Mr. Kloss' employment, the Company may not use his name generically or in connection with a product unless the Company had previously done so, even if Mr. Kloss designed the product while employed by the Company.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on October 22, 1996 under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on October 22, 1996 under the heading "Principal and Management Stockholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the information appearing in the Summary Compensation Table in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on October 22, 1996 under the heading "Executive Compensation" and the information appearing therein under the heading "Certain Transactions and Relationships."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are included as part of the report:

       (1) Financial Statements

           The following financial statements of the Company and the report of the independent certified public accountants are incorporated herein by reference to the Company's 1996 Annual Report, which is filed herewith as
       Exhibit 13.

           Report of Independent Public Accountants
          Balance Sheets
          Statements of Operations
          Statements of Stockholders' Equity
          Statements of Cash Flows
          Notes to Financial Statements

       (2) Financial Statement Schedules

           None

       (3) Exhibits

           Certain of the exhibits listed hereunder have been previously filed with the Commission as exhibits to certain registration statements and periodic reports as indicated in the footnotes below and are incorporated herein by reference pursuant to Rule 411 promulgated under the Securities Act and Rule 24 of the Commission's Rules of Practice.

     *3.1  Restated Articles of Organization
     *3.2  Amended and Restated By-Laws
       *4  Specimen Common Stock Certificate
    *10.1  License Agreement with Henry E. Kloss
    *10.2  Form of Noncompetition, Nondisclosure and Assignment of Inventions Agreement
    *10.3  Cambridge SoundWorks, Inc., 1993 Stock Option Plan
    *10.4  Form of Incentive Stock Option Agreement
    *10.5  Form of Nondisclosure Agreement with Consultants
    *10.6  Employment Agreement (Henry E. Kloss)
    *10.7  Employment Agreement (Thomas J. DeVesto)
    *10.8  Exclusive Retailer Agreement dated February 27, 1995 with Best Buy Co., Inc.
    *10.9  Lease dated May 20, 1994 with Burlington Square Limited Partnership, as amended by First Amendment to Lease dated May 20, 1994
   *10.10  Lease dated February 10, 1994 with John C. Sanidas, Trustee of Amberwood
           Development Trust, u/d/t dated July 17, 1984
   *10.11  Lease dated January 1994 with Fred Ross, as Trustee of Sher-Zall Families
           Trust, u/d/t dated November 15, 1976
   *10.12  Retail Lease dated July 19, 1994 with Chestnuts Realty Trust

   *10.13  Lease dated May 31, 1994 with L&CP Realty Corporation, as amended by Addendum to Lease dated June 1, 1994, Agreement dated September 15, 1994, Amendment to
           Lease dated December 28, 1994, and Agreement of Settlement and Release dated
           December 28, 1994
   *10.14  License and Indemnification Agreement dated November 23, 1994 with Worcester
           Center Realty Trust u/d/t dated March 31, 1989
   *10.15  Indenture of Lease dated September 26, 1994 with Trustees of CambridgeSide
           Galleria Associates Trust, formerly known as Riverside Galleria Associates
           Trust, u/d/t dated as of April 1, 1985
   *10.17  License Agreement with Trustees under Trust Agreement dated February 1, 1967
   *10.18  Commercial Lease and Deposit Receipt dated August 30, 1994 with The Victor
           Family Trust
   *10.19  Lease dated July 15, 1994 with M.K. Blake Estate Co.
   *10.20  Shopping Center Lease dated as of July 8, 1994 with Keadjian Living Trust, a
           Family Trust
   *10.21  Lease dated August 25, 1994 with Richard E. Brenkwitz, Trustee of the Richard
           E. Brenkwitz Living Trust dated February 12, 1987
   *10.22  Retail Lease dated as of June 7, 1994 with John and Robert Isaacs
   *10.23  Shopping Center Lease dated as of July 8, 1994 with Keadjian Living Trust, a
           Family Trust
   *10.24  Standard Industrial/Commercial Single-Tenant Lease dated November 11, 1994 with Janet Christiansen and Rod McDougall
   *10.25  Lease Agreement dated June 26, 1995 with Granite Investment Corp.
   *10.26  Loan and Security Agreement dated April 27, 1995 with The First National Bank of Boston
   *10.27  Letter Agreement dated October 18, 1995 from The First National Bank of
           Boston to the Company
   *10.28  Lease Agreement dated April 14, 1995 with Homart Development Co.
   *10.29  Retail Lease Agreement dated April 6, 1995 with Project 101 Associates
   *10.30  Lease Agreement dated April 6, 1995 with Project 101 Associates
   *10.31  Indenture of Lease dated January 5, 1996 with Square One Mall Limited
           Partnership
   *10.32  Memorandum of Lease dated October 31, 1995 with Dorothy Waugh Wrightson
   *10.33  Indenture of Lease dated January 5, 1996 with Rocksoe Mall L.L.C.
   *10.34  Indenture of Lease dated January 5, 1996 with MNH Mall L.L.C.
   *10.35  Indenture of Lease dated January 5, 1996 with N.A. Realty Trust, u/d/t dated as of June 17, 1983
    10.36  Letter Agreement dated February 27, 1996 from the First National Bank of
           Boston to the Company
    10.37  Letter Agreement dated June 30, 1996 from the First National Bank of Boston to the Company
    10.38  Letter Agreement dated August 5, 1996 from the First National Bank of Boston to the Company
       13  Cambridge SoundWorks, Inc. 1996 Annual Report
       23  Consent of Arthur Andersen LLP
       27  Financial Data Schedule

- ------------------------
*Previously filed

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Newton, Commonwealth of Massachusetts, on the 25th day of September, 1996.

                                             CAMBRIDGE SOUNDWORKS, INC.

                                             BY: /s/ Thomas J. DeVesto
                                             ------------------------------
                                                Thomas J. DeVesto
                                             President and Chief Executive
                                             Officer

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.

SIGNATURE                         CAPACITY                                                DATE
- --------------------------------  ------------------------------------------------------  -----------------------

/s/ Thomas J. DeVesto             President, Chief Executive                              September 25, 1996
- ---------------------             Officer and Director
Thomas J. DeVesto                 (Principal
                                  Executive Officer)

/s/ Wayne P. Garrett              Vice President -- Finance, Chief                        September 25, 1996
- ---------------------             Financial Officer, Treasurer
Wayne P. Garrett                  and Clerk (Principal Financial and
                                  Accounting Officer)

/s/ Peter B. Seamans              Director                                                September 25, 1996
- ---------------------
Peter B. Seamans

/s/ Thomas E. Brew, Jr.           Director                                                September 25, 1996
- ---------------------
Thomas E. Brew, Jr.