Form 10-Q
period 1996-09-29
CAMBRIDGE SOUNDWORKS INC
filed 1996-11-12
CIK 919234

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  ---------
                                  FORM 10-Q

(MARK ONE)
           [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
                for the quarterly period ended September 29, 1996 or
           [ ]  Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                for the transition period from ________ to  ________


COMMISSION FILE NO. 0-23456


                         CAMBRIDGE  SOUNDWORKS,  INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       MASSACHUSETTS                                        04-2998824
(STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
    OF INCORPORATION OR                                     IDENTIFICATION NO.)
       ORGANIZATION)


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

                                             YES   [X]      NO   [  ]

As of November 8, 1996, there were issued and outstanding 2,889,399 shares of the Company's Common Stock.

                          CAMBRIDGE SOUNDWORKS, INC.

                                     INDEX

                                                            Page

Part I.        Financial Information

      Item 1.  Financial Statements (Unaudited)

          Balance Sheets
          June 30, 1996 and September 29, 1996              3

          Statements of Operations
          Three Months Ended October 1, 1995
          and September 29, 1996                            4

          Statements of Cash Flows
          Three Months Ended October 1, 1995
          and September 29, 1996                            5

          Notes to Unaudited Financial Statements           6


      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  7


Part II.       Other Information

     Item  6   Exhibits and Reports on Form 8-K             10

     Signatures                                             11

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
                           CAMBRIDGE SOUNDWORKS, INC.

                                 BALANCE SHEETS
                                   (Unaudited)


                  ASSETS
                                                    June 30,       September 29,
                                                      1996             1996
                                                -------------     -------------
CURRENT ASSETS:

  Cash                                              $  87,421        $  212,993
  Accounts receivable, net                          2,431,670         3,789,591
  Inventories                                      11,405,352        12,128,577
  Prepaid expenses                                    757,247           858,858
                                                -------------     -------------
    Total Current Assets                           14,681,690        16,990,019
                                                -------------     -------------
PROPERTY AND EQUIPMENT, AT COST:

  Production equipment and tooling                    407,925           427,175
  Office equipment and furniture                    1,148,610         1,215,522
  Leasehold improvements                            2,544,495         3,816,868
  Motor vehicles                                      180,290           180,290
                                                -------------     -------------
                                                    4,281,320         5,639,855
  Less-Accumulated depreciation
   and amortization                                 1,135,478         1,440,686
                                                -------------     -------------
                                                    3,145,842         4,199,169
                                                -------------     -------------
OTHER ASSETS                                          302,880           394,310
                                                -------------     -------------
  Total Assets                                  $  18,130,412     $  21,583,498
                                                =============     =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings under line of credit               $   3,395,557     $   3,614,959
  Accounts payable                                  2,123,773         4,585,918
  Accrued expenses                                    979,689           924,725
  Customer prepayments and other
   current liabilities                                270,707         1,065,143
                                                -------------     -------------
    Total Current Liabilities                       6,769,726        10,190,745
                                                -------------     -------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value:
  Authorized--2,000,000 shares                              -                 -
  Common stock, no par value:
  Authorized--10,000,000 shares
  Issued and outstanding - 2,889,399
   at June 30, 1996 and September 29, 1996         10,346,710        10,346,710
  Retained earnings                                 1,013,976         1,046,043
                                                -------------     -------------
    Total Stockholders' Equity                     11,360,686        11,392,753
                                                -------------     -------------
  Total Liabilities and Stockholders' Equity    $  18,130,412     $  21,583,498
                                                =============     =============

                           CAMBRIDGE SOUNDWORKS, INC.

                            STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                  October 1,      September 29,
                                                    1995              1996
                                                -------------     -------------
NET SALES                                        $  7,355,487     $  11,130,289

COST OF GOODS SOLD                                  4,268,578         6,493,392
                                                -------------     -------------
  Gross profit                                      3,086,909         4,636,897
                                                -------------     -------------
SALES AND MARKETING EXPENSES                        2,898,920         3,740,516

GENERAL AND ADMINISTRATIVE EXPENSES                   450,200           565,754

ENGINEERING AND DEVELOPMENT EXPENSES                  152,708           199,868
                                                -------------     -------------
  Total expenses                                    3,501,828         4,506,138
                                                -------------     -------------
  Income (loss) from operations                      (414,919)          130,759

INTEREST INCOME (EXPENSE), net                        (55,561)          (76,692)
                                                -------------     -------------
  Income (loss) before provision (benefit)
   for income taxes                                  (470,480)           54,067

PROVISION (BENEFIT) FOR INCOME TAXES                 (188,000)           22,000
                                                -------------     -------------
  Net income (loss)                               $  (282,480)        $  32,067
                                                =============     =============
NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                                    $  (.10)           $  .01
                                                =============     =============
WEIGHTED AVERAGE NUMBER OF COMMON
       AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                       2,888,824         2,892,523
                                                =============     =============

                           CAMBRIDGE SOUNDWORKS, INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                       Three Months Ended
                                                  October 1,      September 29,
                                                    1995              1996
                                                -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                $  (282,480)        $  32,067
 Adjustments to reconcile net (loss) income
  to net cash (used in) provided by
  operating activities:
   Depreciation and amortization                      126,428           305,208
   Changes in current assets and liabilities:
     Accounts receivable                           (1,133,243)       (1,357,921)
     Inventories                                   (3,570,663)         (723,225)
     Prepaid expenses                                 (69,902)         (101,611)
     Preopening expenses                               82,605                 -
     Accounts payable                               1,904,039         2,462,145
     Accrued expenses                                (268,200)          (54,964)
     Customer prepayments and other
      current liabilities                             (10,662)          794,436
                                                -------------     -------------
        Net cash (used in) provided by
         operating activities                      (3,222,078)        1,356,135

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of property and equipment, net           (529,989)       (1,358,535)
  Increase in other assets                             (9,830)          (91,430)
                                                -------------     -------------
  Net cash used in investing activities              (539,819)       (1,449,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit - bank, net        4,010,283           219,402
    Payments on long-term debt                         18,292                 -
                                                -------------     -------------
        Net cash provided by
          financing activities                      4,028,575           219,402
                                                -------------     -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS             266,678           125,572

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           16,885            87,421
                                                -------------     -------------
CASH AND EQUIVALENTS, END OF YEAR                 $  283,563        $  212,993
                                                =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:
      Income taxes                                       $  -        $  195,000
                                                =============     =============
      Interest                                      $  24,799        $  78,089
                                                =============     =============

                       CAMBRIDGE SOUNDWORKS, INC.
                Notes to Unaudited Financial Statements

(1)  BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared by Cambridge SoundWorks, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three months ended September 29, 1996 are not necessarily indicative of results to be expected for the full fiscal year.

(2)  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                               June 30, 1996  September 29, 1996
                                                -----------       -----------
Raw materials and work-in-process                $3,823,302        $4,558,250
Finished goods                                    7,582,050         7,570,327
                                                -----------       -----------
                                                $11,405,352       $12,128,577
                                                ===========       ===========

Inventories consists of materials, labor and manufacturing overhead.


(3)  LINE OF CREDIT

On October 4, 1996, an amendment to the Company's demand discretionary line of credit increased the borrowing under the line of credit to $8,000,000 based upon certain percentages of eligible accounts receivable and inventory, as defined. The line of credit is secured by all assets of the Company, with interest payable at the bank's base rate (8.25% at September 29, 1996), plus 3/4%. The amounts outstanding at June 30, 1996 and September 29, 1996 were $3,395,000 and $3,615,000, respectively.

(4)  SIGNIFICANT CUSTOMER

During the three months ended September 29, 1996, the Company had one customer that accounted for approximately 27% of net sales. Sales to this customer during the three months ended October 1, 1995 accounted for 31% of net sales.

(5)  STOCK OPTIONS

On October 22, 1996, the  Company amended the 1993 Stock Option Plan (the
Plan) to increase the number of shares of Common Stock authorized for insurance under the Plan by 150,000 to 620,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth the results of operations for the three month periods ended October 1, 1995 and September 29,1996 expressed as percentages of net sales.


                                                 Three Months Ended
                                           October 1,      September 29,
                                              1995             1996
                                             -----            -----
NET SALES                                    100.0%           100.0%

COST OF GOODS SOLD                            58.0             58.3
                                             -----            -----
Gross profit                                  42.0             41.7
                                             -----            -----
SALES AND MARKETING EXPENSES                  39.4             33.6

GENERAL AND ADMINISTRATIVE EXPENSES            6.1              5.1

ENGINEERING AND DEVELOPMENT EXPENSES           2.1              1.8
                                             -----            -----
Total expenses                                47.6             40.5
                                             -----            -----
Income (loss) from operations                 (5.6)             1.2

INTEREST INCOME (EXPENSE), net                (0.8)            (0.7)
                                             -----            -----
Income (loss) before provision
(benefit) for income taxes                    (6.4)             0.5

PROVISION (BENEFIT) FOR INCOME TAXES          (2.6)             0.2
                                             -----            -----
Net income (loss)                             (3.8)%            0.3%
                                             =====            =====

Net Sales

Net sales increased from approximately $7.4 million for the three months ended October 1, 1995, to $11.1 million for the three months ended September 29, 1996. The increase in net sales was primarily attributable to retail and wholesale sales. The Company had twenty-eight retail stores open during the three months ended September 29, 1996, compared to twenty-one retail stores during the three months ended October 1, 1995. Several of the Company's factory direct retail stores were relocated to high traffic mall locations during the three months ended September 29, 1996. The Company had one wholesale customer that accounted for 27% and 31% of net sales for the three months ended September 29, 1996 and October 1, 1995, respectively. Catalog sales for the three months ended September 29, 1996 decreased due, in part, to shifts in sales to the Company's new retail stores and through the Company's wholesale expansion.

Gross Profit

Gross profit as a percentage of net sales decreased from 42.0% during the three months ended October 1, 1995 to 41.7% during the three months ended September 29, 1996. The decrease in gross margin for the three month period was due primarily to the continued increase in retail store sales and wholesale sales which have lower overall margins than the Company's catalog sales.

Expenses

Sales and marketing expenses increased from $2.9 million during the three months ended October 1, 1995 to $3.7 million for the three months ended September 29, 1996. The hiring of additional retail store personnel, and store operating costs associated with new store openings accounted for a substantial portion of the increase. Sales and marketing expenses as a percentage of net sales decreased from 39.4% to 33.6%, due largely to the 51% increase in net sales.

General and administrative expenses increased from $450,000 (6.1%) during the three months ended October 1, 1995 to $566,000 (5.1%) for the three months ended September 29, 1996, due to increased overhead expenses associated with the Company's expansion.

Interest Expense/Interest Income

Interest expense of $77,000 for the three months ended September 29, 1996 and $56,000 for the three months ended October 1,1995 results from the Company's use of its line of credit.

Provision for Income Taxes

The Company's effective income tax rate was 40.7% during the three months ended September 29, 1996 compared to 40% for the three months ended October 1, 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 1996, the Company's working capital was approximately $6,799,000 compared to $7,912,000 as of June 30, 1996. Cash and cash equivalents amounted to $213,000 as of September 29, 1996 compared to $87,000 as of June 30, 1996.

On October 4, 1996, an amendment to the Company's demand discretionary line of credit from a bank increased the Company's borrowing base from $7,400,000 to $8,000,000 based upon certain percentages of eligible accounts receivable and inventory, as defined. The line of credit is secured by all assets of the Company, with interest payable at the bank's base rate (8.25% at September 29, 1996), plus 3/4%. The Company has approximately $3,284,000 in excess availability on the line of credit at September 29, 1996. The Company believes that its resources are adequate to fund its operations through the end of fiscal 1997.

                            PART II. OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          a.)  Exhibits
               10.1 Letter Agreement, dated October 4, 1996, between the First
                    National Bank of Boston and the Company.

               27   Financial Data Schedule

          b.)  Reports on Form 8-K
                    The Company did not file any reports on Form 8-K during the three months ended September 29, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as both Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Registrant.

                                       Cambridge SoundWorks, Inc.
                                       --------------------------
                                       (Registrant)


Date:  November 8, 1996                By: /s/ Wayne P. Garrett
                                           ----------------------
                                             Wayne P. Garrett
                                             Vice President-Finance and
                                             Chief Financial Officer (Principal
                                             Accounting Officer)