Form 10-Q
period 1996-09-30
CAMBRIDGE SOUNDWORKS INC
filed 1997-02-12
CIK 919234

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-Q

(Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                for the quarterly period ended December 29, 1996
                                       or
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
             for the transition period from __________ to __________


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


                                        Yes   [X]          No   [ ]

As of February 10, 1997, there were issued and outstanding 2,889,399 shares of the Company's Common Stock.

--------------------------------------------------------------------------------

                           CAMBRIDGE SOUNDWORKS, INC.

                                      INDEX

                                                                            Page
                                                                            ----
Part I.        Financial Information

     Item 1.   Financial Statements (Unaudited)

               Balance Sheets
               June 30, 1996 and December 29, 1996                             3

               Statements of Operations
               Three and Six Months Ended December 31, 1995
               and December 29, 1996                                           4

               Statements of Cash Flows
               Six Months Ended December 31, 1995 and December 29, 1996        5

               Notes to Unaudited Financial Statements                         6


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             7


Part II.       Other Information

     Item 4    Submission of matters to a Vote of Security Holders            10

     Item 5    Other Information                                              11

     Item  6   Exhibits and Reports on Form 8-K                               11

     Signatures                                                               12

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                           CAMBRIDGE SOUNDWORKS, INC.

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                               June 30, 1996   December 29, 1996
                                               -------------   -----------------
CURRENT ASSETS:

       Cash                                     $    87,421      $ 1,460,703
       Accounts receivable, net                   2,431,670        2,595,379
       Inventories                               11,405,352       13,286,833
       Prepaid expenses                             757,247          786,272
                                                -----------      -----------
            Total Current Assets                 14,681,690       18,129,187
                                                -----------      -----------


PROPERTY AND EQUIPMENT, AT COST:

       Production equipment and tooling             407,925          517,843
       Office equipment and furniture             1,148,610        1,264,860
       Leasehold improvements                     2,544,495        4,100,381
       Motor vehicles                               180,290          180,290
                                                -----------      -----------
                                                  4,281,320        6,063,374
       Less-Accumulated depreciation
         and amortization                         1,135,478        1,707,298
                                                -----------      -----------
                                                  3,145,842        4,356,076
                                                -----------      -----------
OTHER ASSETS                                        302,880          197,461
                                                -----------      -----------

       Total Assets                             $18,130,412      $22,682,724
                                                ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Borrowings under line of credit          $ 3,395,557      $ 1,995,676
       Accounts payable                           2,123,773        6,186,004
       Accrued expenses                             979,689        2,049,851
       Customer prepayments and other
         current liabilities                        270,707          649,789
                                                -----------      -----------
            Total Current Liabilities             6,769,726       10,881,320
                                                -----------      -----------


STOCKHOLDERS' EQUITY
       Preferred stock, no par value:
          Authorized--2,000,000 shares                 --               --
       Common stock, no par value:
          Authorized--10,000,000 shares
           Issued and outstanding - 2,889,399
             at June 30, 1996 and
             December 29, 1996                   10,346,710       10,346,710
       Retained earnings                          1,013,976        1,454,694
                                                -----------      -----------
            Total Stockholders' Equity           11,360,686       11,801,404
                                                -----------      -----------

       Total Liabilities and
          Stockholders' Equity                  $18,130,412      $22,682,724
                                                ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                           CAMBRIDGE SOUNDWORKS, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended                     Six Months Ended
                                                                   ------------------                     ----------------
                                                              December 31,       December 29,       December 31,       December 29,
                                                              ------------       ------------       ------------       ------------
                                                                  1995               1996               1995               1996
                                                                  ----               ----               ----               ----
NET SALES                                                     $ 15,008,778       $ 18,074,654       $ 22,364,265       $ 29,204,943

COST OF GOODS SOLD                                               8,753,086         10,843,968         13,021,664         17,337,360
                                                              ------------       ------------       ------------       ------------

       Gross profit                                              6,255,692          7,230,686          9,342,601         11,867,583
                                                              ------------       ------------       ------------       ------------

SALES AND MARKETING EXPENSES                                     4,578,034          5,744,707          7,476,954          9,485,222

GENERAL AND ADMINISTRATIVE EXPENSES                                530,645            577,429            980,845          1,143,183

ENGINEERING AND DEVELOPMENT EXPENSES                               160,781            138,452            313,489            338,320
                                                              ------------       ------------       ------------       ------------

       Total expenses                                            5,269,460          6,460,588          8,771,288         10,966,725
                                                              ------------       ------------       ------------       ------------

       Income from operations                                      986,232            770,098            571,313            900,858

INTEREST EXPENSE, net                                             (102,369)           (89,447)          (157,930)          (166,140)
                                                              ------------       ------------       ------------       ------------

       Income before provision for income taxes                    883,863            680,651            413,383            734,718

PROVISION FOR INCOME TAXES                                         353,000            272,000            165,000            294,000
                                                              ------------       ------------       ------------       ------------

       Net income                                             $    530,863       $    408,651       $    248,383       $    440,718
                                                              ============       ============       ============       ============

NET INCOME PER COMMON AND COMMON
       EQUIVALENT SHARE                                       $        .18       $        .14       $        .08       $        .15
                                                              ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
       AND COMMON EQUIVALENT SHARES
       OUTSTANDING                                               2,939,410          2,939,855          2,947,430          2,909,453
                                                              ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                           CAMBRIDGE SOUNDWORKS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                    ----------------
                                                                          December 31, 1995     December 29, 1996
                                                                          -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                            $   248,383           $   440,718
      Adjustments to reconcile net income to net cash (used in)
        provided by operating activities:
           Depreciation and amortization                                        318,095               571,820
           Changes in current assets and liabilities:
                Accounts receivable                                          (1,821,837)             (163,709)
                Income tax refund receivable                                    293,578                  --
                Inventories                                                  (2,708,784)           (1,881,481)
                Prepaid expenses                                                 10,420               (29,025)
                Preopening expenses                                             157,605                  --
                Accounts payable                                                216,644             4,062,231
                Accrued expenses                                                855,328             1,070,162
                Customer prepayments and other current liabilities              335,398               379,082
                                                                            -----------           -----------

                     Net cash (used in) provided by  operating activities    (2,095,170)            4,449,798
                                                                            -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment, net                                 (944,444)           (1,782,054)
      Increase in other assets                                                  (62,182)              105,419
                                                                            -----------           -----------

                     Net cash used in investing activities                   (1,006,626)           (1,676,635)
                                                                            -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit - bank, net                                3,648,694            (1,399,881)
      Proceeds from issuance of debt, net                                        16,540                  --
                                                                            -----------           -----------

                     Net cash provided by (used in) financing activities      3,665,234            (1,399,881)
                                                                            -----------           -----------

NET INCREASE IN CASH                                                            563,438             1,373,282

CASH, BEGINNING OF PERIOD                                                        16,885                87,421
                                                                            -----------           -----------

CASH, END OF PERIOD                                                         $   580,323           $ 1,460,703
                                                                            ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
           Cash paid during the period for:
                Income taxes                                                $     4,000           $   195,000
                                                                            ===========           ===========

                Interest                                                    $   122,886           $   162,030
                                                                            ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                           CAMBRIDGE SOUNDWORKS, INC.
                     Notes to Unaudited Financial Statements

(1)  Basis of Presentation

The unaudited financial statements included herein have been prepared by Cambridge SoundWorks, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and six months ended December 29, 1996 are not necessarily indicative of results to be expected for the full fiscal year.

(2)  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                              June 30, 1996   December 29, 1996
                                              -------------   -----------------
     Raw materials and work-in-process         $  3,823,302     $  4,591,941
     Finished goods                               7,582,050        8,694,892
                                               ------------     ------------
                                               $ 11,405,352     $ 13,286,833
                                               ============     ============

Inventories consists of materials, labor and manufacturing overhead.

(3)  Line of Credit

On October 4, 1996, an amendment to the Company's demand discretionary line of credit increased the borrowing under the line of credit to $8,000,000 based upon certain percentages of eligible accounts receivable and inventory, as defined. The line of credit is secured by all assets of the Company, with interest payable at the bank's base rate (8.25% at December 29, 1996), plus 3/4%. The amounts outstanding at June 30, 1996 and December 29, 1996 were $3,396,000 and $1,996,000, respectively.

(4)  Significant Customer

During the three and six months ended December 29, 1996, the Company had one customer that accounted for approximately 8% and 15% of net sales, respectively. Sales to this customer during the three and six months ended December 31, 1995 accounted for 21% and 24% of net sales, respectively.

(5)  Stock Options

On October 22, 1996, the Company amended the 1993 Stock Option Plan (the Plan) to increase the number of shares of Common Stock authorized for issuance under the Plan by 150,000 to 620,000. On January 14, 1997, the Company granted incentive stock options, under the Company's 1993 Stock Option Plan, to certain employees to purchase 164,720 shares of common stock at an exercise price of $3.75 per share. These options vest over a period of two years.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three and six month periods ended December 31, 1995 and December 29,1996 expressed as percentages of net sales.

                                                         Three Months Ended                Six Months Ended
                                                         ------------------                ----------------
                                                     December 31,    December 29,    December 31,    December 29,
                                                     ------------    ------------    ------------    ------------
                                                        1995            1996            1995            1996
                                                       ------          ------          ------          ------
NET SALES                                               100.0%          100.0%          100.0%          100.0%

COST OF GOODS SOLD                                       58.3            60.0            58.2            59.4
                                                       ------          ------          ------          ------

       Gross profit                                      41.7            40.0            41.8            40.6
                                                       ------          ------          ------          ------

SALES AND MARKETING EXPENSES                             30.5            31.8            33.4            32.5

GENERAL AND ADMINISTRATIVE EXPENSES                       3.5             3.2             4.4             3.9

ENGINEERING AND DEVELOPMENT EXPENSES                      1.1             0.8             1.4             1.1
                                                       ------          ------          ------          ------

       Total expenses                                    35.1            35.8            39.2            37.5
                                                       ------          ------          ------          ------

       Income from operations                             6.6             4.2             2.6             3.1

INTEREST EXPENSE, net                                    (0.7)           (0.5)           (0.8)           (0.6)
                                                       ------          ------          ------          ------

       Income before provision for income taxes           5.9             3.7             1.8             2.5

PROVISION FOR INCOME TAXES                                2.4             1.5             0.7             1.0
                                                       ------          ------          ------          ------

       Net income                                         3.5%            2.2%            1.1%            1.5%
                                                       ======          ======          ======          ======

Net Sales

Net sales for the second quarter of 1995 increased from approximately $15.0 million for the three months ended December 31, 1995, to $18.1 million for the three months ended December 31, 1996. Net sales for the six months ended December 31, 1996 increased to approximately $29.2 million compared to $22.4 million during the same period in 1995. The increase in net sales was primarily attributable to the 45% increase in retail sales over the same period in 1995. Same store sales increased 14% over last year's second quarter. The Company had twenty seven retail stores open during the three months ended December 29, 1996 compared to twenty three during the three months ended December 31, 1995. Wholesale sales decreased 26%, due largely to a decrease in shipments to the Company's largest customer. The Company expects continued decreases in sales to its largest wholesale customer. Catalog sales for both the three and six month periods ended December 29, 1996 decreased due, in part, to shifts in sales to the Company's new retail stores and through the Company's wholesale expansion.

Gross Profit

Gross profit as a percentage of net sales decreased from 41.7% during the three months ended December 31, 1995 to 40.0% during the three months ended December 29, 1996. Gross profit for the six month period ended December 31, 1995 was 41.8% compared to 40.6% in for the same six month period in 1996. The decrease in gross margin for both the three and six month period was due primarily to increases in retail store sales and wholesale sales which have lower overall margins than the Company's catalog sales.

Expenses

Sales and marketing expenses for the three months ended December 31, 1995 increased from $4.6 million (30.5% of net sales) to $5.7 million (31.8% of net sales) for the three months ended December 29, 1996. Sales and marketing expenses for the six months ended December 31, 1995 increased from $7.5 million (33.4% of net sales) to $9.5 million (32.5% of net sales) for the six months ended December 29, 1996. The hiring of retail store personnel, increased advertising expense, and retail store operating costs accounted for a substantial portion of the increase in sales and marketing expense.

General and administrative expenses for the three months ended December 31, 1995 increased from $531,000 (3.5% of net sales) to $577,000 (3.2% of net sales) for the three months ended December 29, 1996. General and administrative expenses for the six months ended December 31, 1995 increase from $981,000 (4.4% of net sales) to $1,143,000 (3.9% of net sales) during the six months ended December 29, 1996. General and administrative expenses have remained relatively consistent in absolute dollars during both the three and six month periods due to the Company's ability to increase sales with a minimal increase to expenses.

Interest Expense, net

Interest expense of $102,000 and $89,000 for the three months ended in 1995 and 1996 respectively, and $158,000 and $166,000 for the six months ended 1995 and 1996 respectively, results from the Company's use of its line of credit.

Provision for Income Taxes

The Company's effective income tax rate for the three and six months ended was December 31, 1995 and December 29, 1996 was 40%.

LIQUIDITY AND CAPITAL RESOURCES

As of December 29, 1996, the Company's working capital was approximately $7,248,000 compared to $7,912,000 as of June 30, 1996. Cash amounted to $1,461,000 as of December 29, 1996 compared to $87,000 as of June 30, 1996.

On October 4, 1996, an amendment to the Company's demand discretionary line of credit from a bank increased the Company's borrowing base from $7,400,000 to $8,000,000 based upon certain percentages of eligible accounts receivable and inventory, as defined. The line of credit is secured by all assets of the Company, with interest payable at the bank's base rate (8.25% at December 29, 1996), plus 3/4%. The Company has approximately $3,782,000 in excess availability on the line of credit at December 29, 1996. The Company believes that its resources are adequate to fund its operations through the end of fiscal 1997.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) On October 22, 1996, the Annual Meeting of the Stockholders of the Company was held at the principal executive offices of the Company.

     (b)  Not applicable Pursuant to Instruction 3 of Item 4 of Part II

     (c) At the Annual Meeting, the stockholders voted on the following matters:

          1. Proposal No. 1 - To elect directors for the ensuing year. The number of directors of the Company was fixed at four (4) and Thomas J. DeVesto, Thomas E. Brew Jr., Leo Kahn and Peter B. Seamans were nominated and elected as directors for the Company to serve until the next annual meeting of stockholders and thereafter until successors are elected and qualified. The following votes were tabulated for each nominee:

                    Name                             For               Against
                    ----                             ---               -------

               Thomas  J. DeVesto                 2,042,554             9,610

               Thomas E. Brew, Jr.                2,040,654            11,510

               Leo Kahn                           2,044,854             7,310

               Peter B. Seamans                   2,043,554             8,610

               There were no abstentions or broker non-votes for Proposal No. 1.

          2. Proposal No. 2 - To ratify the adoption by the Board of Directors of an amendment to the Company's 1993 Stock Option Plan (the "1993 Stock Option Plan") to increase by 150,000 the number of shares of Common Stock authorized for issuance under the 1993 Stock Option Plan. The following votes were tabulated for Proposal No. 2:

                                                             BROKER
                 FOR          AGAINST       ABSTAIN         NON-VOTE
                 ---          -------       -------         --------

               1,114,414      31,224         7,581          898,945

          3. Proposal No. 3 - To ratify the action of the Directors in appointing Arthur Andersen LLP as auditors for the Company. The following votes were tabulated for Proposal No. 3:

                                                             BROKER
                 FOR          AGAINST       ABSTAIN         NON-VOTE
                 ---          -------       -------         --------

               2,046,844       3,760         1,560             0

     (d)  Not applicable

Item 5    Other Information

     At the Annual Meeting of the Board of Directors of the Company held immediately after the Annual Meeting of the Stockholders of the Company on October 22, 1996, the Board of Directors voted to increase the number of directors of the Company to five (5) and Franklin S. Browning, Jr. was nominated and elected as a director of the Company to serve until the next annual meeting of stockholders and thereafter until his successor is elected and qualified.

Item 6.   Exhibits and Reports on Form 8-K

          a.)  Exhibits

                27       Financial Data Schedule

          b.) Reports on Form 8-K The Company did not file any reports on Form 8-K during the three months ended December 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as both Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Registrant.




                                        Cambridge SoundWorks, Inc.
                                        (Registrant)



Date:  February 10, 1997                By: /s/ Wayne P. Garrett
                                            ---------------------
                                            Wayne P. Garrett
                                            Vice President-Finance and
                                            Chief Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)