Form 10-Q
period 1997-03-30
CAMBRIDGE SOUNDWORKS INC
filed 1997-05-14
CIK 919234

--------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     -----------
                                      FORM 10-Q

(MARK ONE)
               [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                    for the quarterly period ended March 30, 1997
                                          or
               [  ]  Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                           for the transition period from          to
                                                        ----------    ---------


COMMISSION FILE NO. 0-23456


                             CAMBRIDGE  SOUNDWORKS,  INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       MASSACHUSETTS                                        04-2998824
(STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
      OF INCORPORATION OR                                   IDENTIFICATION NO.)
           ORGANIZATION)


       311 NEEDHAM STREET
       NEWTON, MASSACHUSETTS                                             02164
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


                                                YES   [X]           NO   [  ]

As of May 12, 1997 there were issued and outstanding 3,803,027 shares of the Company's Common Stock.
--------------------------------------------------------------------------------

                              CAMBRIDGE SOUNDWORKS, INC.

                                        INDEX

                                                                            PAGE

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Balance Sheets
            June 30, 1996 and March 30, 1997                                3

            Statements of Operations
            Three and Nine Months Ended March 31, 1996
            and March 30, 1997                                              4

            Statements of Cash Flows
            Nine Months Ended March 31, 1996 and March 30, 1997             5

            Notes to Unaudited Financial Statements                         6


  Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        8


PART II.     OTHER INFORMATION


  Item 5     Other Information                                              11

  Item 6     Exhibits and Reports on Form 8-K                               11

  Signatures                                                                13

                            PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
                              CAMBRIDGE SOUNDWORKS, INC.

                                    BALANCE SHEETS
                                     (Unaudited)


                                        ASSETS
                                                             June 30, 1996      March 30, 1997
                                                             -------------      --------------

CURRENT ASSETS:
    Cash                                                     $      87,421      $      660,284
    Accounts receivable, net                                     2,431,670           2,251,238
    Inventories                                                 11,405,352          13,792,619
    Prepaid expenses                                               757,247           1,167,265
                                                             -------------      --------------
         Total Current Assets                                   14,681,690          17,871,406
                                                             -------------      --------------


PROPERTY AND EQUIPMENT, AT COST:

    Production equipment and tooling                               407,925             578,964
    Office equipment and furniture                               1,148,610           1,319,934
    Leasehold improvements                                       2,544,495           4,174,560
    Motor vehicles                                                 180,290             232,748
                                                             -------------      --------------
                                                                 4,281,320           6,306,206
    Less-Accumulated depreciation and amortization               1,135,478           1,951,162
                                                             -------------      --------------
                                                                 3,145,842           4,355,044
                                                             -------------      --------------
OTHER ASSETS                                                       302,880             121,856
                                                             -------------      --------------

    Total Assets                                             $  18,130,412      $   22,348,306
                                                             -------------      --------------
                                                             -------------      --------------


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Borrowings under line of credit                          $   3,395,557      $          -
    Accounts payable                                             2,123,773           3,473,172
    Accrued expenses                                               979,689           1,126,728
    Customer prepayments and other current liabilities             270,707           1,292,672
                                                             -------------      --------------
         Total Current Liabilities                               6,769,726           5,892,572
                                                             -------------      --------------


STOCKHOLDERS' EQUITY
    Preferred stock, no par value:
     Authorized--2,000,000 shares                                      -                   -
    Common stock, no par value:
     Authorized--10,000,000 shares
      Issued and outstanding - 2,889,399 at June 30, 1996
         and 3,801,693 at March 30, 1997                        10,346,710          14,979,604
    Retained earnings                                            1,013,976           1,476,130
                                                             -------------      --------------
         Total Stockholders' Equity                             11,360,686          16,455,734
                                                             -------------      --------------

    Total Liabilities and Stockholders' Equity                 $18,130,412         $22,348,306
                                                             -------------      --------------
                                                             -------------      --------------



      The accompanying notes are an integral part of these financial statements.

                              CAMBRIDGE SOUNDWORKS, INC.

                               STATEMENTS OF OPERATIONS
                                     (Unauditied)



                                                      Three Months Ended            Nine Months Ended
                                                      ------------------            -----------------

                                                  March 31,      March 30,      March 31,      March 30,
                                                  ---------      ---------      ---------      ---------
                                                     1996           1997           1996           1997
                                                     ----           ----           ----           ----

NET SALES                                       $10,939,693    $13,328,197    $33,303,958    $42,533,140

COST OF GOODS SOLD                                6,579,081      8,071,544     19,600,745     25,408,904
                                                -----------    -----------    -----------    -----------

    Gross profit                                  4,360,612      5,256,653     13,703,213     17,124,236
                                                -----------    -----------    -----------    -----------

SALES AND MARKETING EXPENSES                      3,583,358      4,571,932     11,060,312     14,057,154

GENERAL AND ADMINISTRATIVE EXPENSES                 491,252        517,297      1,472,097      1,660,480

ENGINEERING AND DEVELOPMENT EXPENSES                186,573        106,111        500,062        444,431
                                                -----------    -----------    -----------    -----------

    Total expenses                                4,261,183      5,195,340     13,032,471     16,162,065
                                                -----------    -----------    -----------    -----------

    Income from operations                           99,429         61,313        670,742        962,171

INTEREST EXPENSE, net                               -72,962        -25,877       -230,892       -192,017
                                                -----------    -----------    -----------    -----------

    Income before provision for income taxes         26,467         35,436        439,850        770,154

PROVISION FOR INCOME TAXES                           10,500         14,000        175,500        308,000
                                                -----------    -----------    -----------    -----------

    Net income                                  $    15,967    $    21,436    $   264,350    $   462,154
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------

NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE                             $      .01     $      .01     $      .09     $      .15
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------

WEIGHTED AVERAGE NUMBER OF COMMON
    AND COMMON EQUIVALENT SHARES
     OUTSTANDING                                  2,913,322      3,259,422      2,932,790      3,043,496
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------



      The accompanying notes are an integral part of these financial statements.

                              CAMBRIDGE SOUNDWORKS, INC.

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                             Nine Months Ended
                                                                             -----------------
                                                                      March 31, 1996      March 30, 1997
                                                                      --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $      264,350      $      462,154
    Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
         Depreciation and amortization                                       511,864             815,684
         Changes in current assets and liabilities:
              Accounts receivable                                           (897,272)            180,432
              Income tax refund receivable                                   380,928                 -
              Inventories                                                 (1,692,355)         (2,387,267)
              Prepaid expenses                                               (90,222)           (410,018)
              Preopening expenses                                            157,605                 -
              Accounts payable                                            (1,093,916)          1,349,399
              Accrued expenses                                               481,062             147,039
              Customer prepayments and other current liabilities             175,385           1,021,965
                                                                      --------------      --------------

                 Net cash (used in) provided by  operating activities     (1,802,571)          1,179,388
                                                                      --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                              (1,034,319)         (2,024,886)
    Increase in other assets                                                 (33,508)            181,024
                                                                      --------------      --------------

                 Net cash used in investing activities                    (1,067,827)         (1,843,862)
                                                                      --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit - bank, net                               2,995,604          (3,395,557)
    Proceeds from issuance of debt, net                                       15,184                 -
    Exercise of stock options                                                  2,013                 -
    Proceeds from equity issuance, net                                           -             4,632,894
                                                                      --------------      --------------

                 Net cash provided by financing activities                 3,012,801           1,237,337
                                                                      --------------      --------------

NET INCREASE IN CASH                                                         142,403             572,863

CASH, BEGINNING OF PERIOD                                                     16,885              87,421
                                                                      --------------      --------------

CASH, END OF PERIOD                                                   $      159,288      $      660,284
                                                                      --------------      --------------
                                                                      --------------      --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
         Cash paid during the period for:
              Income taxes                                            $        4,000      $       66,100
                                                                      --------------      --------------
                                                                      --------------      --------------

              Interest                                                $      204,821      $      216,453
                                                                      --------------      --------------
                                                                      --------------      --------------



      The accompanying notes are an integral part of these financial statements.

                              CAMBRIDGE SOUNDWORKS, INC.
                       NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared by Cambridge SoundWorks, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and nine months ended March 30, 1997 are not necessarily indicative of results to be expected for the full fiscal year.

(2) INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                       JUNE 30, 1996  MARCH 30, 1997
                                       -------------  --------------
    Raw materials and work-in-process  $ 3,823,302      $ 4,276,360
    Finished goods                       7,582,050        9,516,259
                                       -------------  --------------
                                       $11,405,352      $13,792,619
                                       -------------  --------------
                                       -------------  --------------

Inventories consists of materials, labor and manufacturing overhead.


(3) LINE OF CREDIT

On March 1, 1997, an amendment to the Company's demand discretionary line of credit decreased the interest rate to the bank's base rate plus one-quarter of one percent. Borrowings under the demand discretionary line of credit are based upon certain percentages of eligible account receivable and inventory, as defined. The line of credit is secured by all assets of the company, with interest payable at the bank's base rate (8.5% at March 30, 1997), plus 1/4%. The amounts outstanding at June 30, 1996 was $3,396,000 and there were no amounts outstanding at March 30, 1997.

(4) SIGNIFICANT CUSTOMER

During the nine months ended March 30, 1997, the Company had one customer that accounted for approximately 11% of net sales. No customer accounted for more than 10% of net sales during the three months ended March 30, 1997. Sales to one customer during the three and nine months ended March 31, 1996 accounted for 16% and 21% , respectively.

(5) STOCK OPTIONS

On January 14, 1997, the Company granted incentive stock options, under the Company's 1993 Stock Option Plan, to certain employees to purchase 164,720 share of common stock at an exercise price of $3.75 per share. These options vest over a period of two years. At March 30, 1997, 620,000 shares have been authorized for grant, 581,166 are issued and outstanding, and 1,909 have been exercised.

(6) ACCOUNTING PRONOUNCEMENTS

In October 1995, the Final Accounting Standards Board issued SFAS No. 123. Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. The Company is required to adopt SFAS No. 123 in fiscal 1997 and has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company will be required to disclose the pro forma net income or loss and per share amounts in the notes to financial statements using the fair-value based method beginning in the year ending June 29, 1997 with comparable disclosures for the year ended June 30, 1996. The Company has not determined the impact of these pro forma adjustments.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" which establishes new standards for calculating and presenting earning per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted. The Company will adopt this new standard in its 1998 financial statements, which will require the reporting of diluted earnings per share and basic earnings per share. For the three months and nine months ended March 31, 1997 and March 31, 1996, diluted earnings per share would have been $.01, $.15, $.01 and $.09, respectively. Basic earnings per share would have been $.01, $.15, $.01, $.09 respectively, for the same periods.

(7) COMMON STOCK

The Company entered into a Common Stock and Warrant Purchase Agreement dated February 20, 1997 with Creative Technology Ltd., a Singapore corporation. Pursuant to the terms of the agreement, the Company sold and issued to Creative Technology Ltd., 912,294 shares of Common Stock of the Company at a purchase price of $5.25 per share and a warrant to purchase 257,314 shares of common stock of the Company at an exercise price of $6.00 per share. The warrants vest over certain periods as defined and expire on February 28, 2001. Net proceeds to the Company were $4,632,894.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth the results of operations for the three and nine month periods ended March 31, 1996 and March 30, 1997 expressed as percentages of net sales.



                                                Three Months Ended           Nine Months Ended
                                                ------------------           -----------------

                                             March 31,      March 30,      March 31,      March 30,
                                             ---------      ---------      ---------      ---------
                                                1996           1997           1996           1997
                                                ----           ----           ----           ----

NET SALES                                      100.0  %       100.0  %       100.0  %       100.0  %

COST OF GOODS SOLD                              60.1           60.5           58.9           59.7
                                               ------         ------         ------         ------

    Gross profit                                39.9           39.5           41.1           40.3
                                               ------         ------         ------         ------

SALES AND MARKETING EXPENSES                    32.8           34.3           33.2           33.0

GENERAL AND ADMINISTRATIVE EXPENSES              4.5            3.9            4.4            3.9

ENGINEERING AND DEVELOPMENT EXPENSES             1.7            0.8            1.5            1.1
                                               ------         ------         ------         ------

    Total expenses                              39.0           39.0           39.1           38.0
                                               ------         ------         ------         ------

    Income from operations                       0.9            0.5            2.0            2.3

INTEREST EXPENSE, net                           (0.7)          (0.2)          (0.7)          (0.5)
                                               ------         ------         ------         ------

    Income before provision for income taxes     0.2            0.3            1.3            1.8

PROVISION FOR INCOME TAXES                       0.1            0.1            0.5            0.7
                                               ------         ------         ------         ------

    Net income                                   0.0  %         0.2  %         0.8  %         1.1  %
                                               ------         ------         ------         ------
                                               ------         ------         ------         ------



NET SALES

Net sales for the third quarter of 1996 increased from approximately $11.0 million to $13.3 million for the three months ended March 30, 1997. Net sales for the nine months ended March 30, 1997 increased to $42.5 million from $33.3 million during the same period in 1996. The increase in net sales was primarily attributable to the 47% increase in retail sales over the same period in 1996. Same store sales increased 17% over last year's third quarter. The Company had twenty-seven retail stores open during the three months ended March 30, 1997 compared to twenty three during the three months ended March 31, 1996. Catalog sales for both the three and nine month periods ended March 30, 1997 decreased due, in part, to shifts in sales to the Company's new retail stores and through the Company's wholesale customers. Wholesale sales decreased, due largely to a decrease in shipments to the Company's largest customer. The Company expects continued decreases in its sales to its largest wholesale customer. In February 1997, the Company entered into an agreement with Creative Labs, Inc., the world's largest manufacturer of soundcards, whereby Creative Technologies Ltd., (Creative Lab's Parent Company) acquired an approximate 20% interest in Cambridge SoundWorks, Inc. and Creative Labs was appointed as the exclusive distributor of the Company's multi-media products. The decrease in wholesale sales was significantly offset by initial sales to one of the world's largest personal computer manufacturers and to Creative Labs, Inc.

GROSS PROFIT

Gross profit as a percentage of net sales decreased from 39.9% during the three months ended March 31, 1996 to 39.5% during the three months ended March 30,
1997.   Gross profit for the nine month period ended March 31, 1996 was 41.1%
compared to 40.3% in for the same nine month period in 1997. The decrease in gross margin for both the three and nine month period was due primarily to increases in retail store sales which have lower overall margins than the Company's catalog sales.

EXPENSES

Sales and marketing expenses for the three months ended March 31, 1996 increased from $3.6 million (32.8% of net sales) to $4.6 million (34.3% of net sales) for the three months ended March 30, 1997. Sales and marketing expenses for the nine months ended March 30, 1997 increased from $11.0 million (33.2% of net sales) to $14.1 million (33.0% of net sales) for the nine months ended March 30, 1997. The hiring of retail store personnel, increased advertising expense, and retail store operating costs accounted for a substantial portion of the increase in sales and marketing expense.

General and administrative expenses for the three months ended March 31, 1996
increased from $491,000   (4.5% of net sales) to $517,000 (3.9% of net sales)
for the three months ended March 30, 1997. General and administrative expenses for the nine months ended March 30, 1997 increased from $1,472,000 (4.4% of net sales) to $1,660,000 (3.9% of net sales) during the nine months ended March 30, 1997. General and administrative expenses have remained relatively consistent in absolute dollars during both the three and nine month periods due to the Company's ability to increase sales with a minimal increase to expenses.

INTEREST EXPENSE, NET

Interest expense of $73,000 and $26,000 for the three months ended in 1996 and 1997, respectively, and $231,000 and $192,000 for the nine months ended 1996 and 1997, respectively, results from the Company's use of its line of credit.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate for the three and nine months ended was March 31, 1996 and March 30, 1997 was 40%.



LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 1997, the Company's working capital was approximately $11,979,000 compared to $7,912,000 as of June 30, 1996. Cash amounted to $660,000 as of March 30, 1997 compared to $87,000 as of June 30, 1996.

The Company entered into a common stock and warrant agreement dated February 20, 1997 with Creative Technology Ltd. Pursuant to the terms of this agreement, the Company sold 912,294 shares of common stock at a purchase price of $5.25 per share which resulted in $4,632,894 of net proceeds to the Company.

On March 1, 1997, an amendment to the Company's demand discretionary line of credit decreased the interest rate to the bank's base rate plus one quarter of one percent. Borrowings under the demand discretionary line of credit are based upon certain percentages of eligible accounts receivable and inventory, as defined. The line of credit is secured by all assets of the company, with interest payable at the bank's base rate (8.5% at March 30, 1997), plus 1/4%. The amount outstanding at June 30, 1996 was $3,396,000 and there were no amounts outstanding at March 30, 1997. The Company has approximately $6,179,000 in excess availability on the line of credit at March 30, 1997. The Company believes that its resources are adequate to fund its operations through the end of 1997.

                              PART II. OTHER INFORMATION


ITEM 5        OTHER INFORMATION

    The Company entered into a Common Stock and Warrant Purchase Agreement dated as of February 20, 1997 (the "Purchase Agreement") with Creative Technology Ltd., a Singapore corporation. Pursuant to the terms of the "Purchase Agreement", the Company sold and issued to Creative Technology Ltd and Creative Technology Ltd. purchased from the Company (I) 912,294 shares of Common Stock of the Company at a purchase price of $5.25 per share, and (ii) a warrant to purchase 257,314 shares of Common Stock of the Company at a purchase price of $1,000 in the aggregate.

    In connection with the Closing under the Purchase Agreement, the Company and Creative Technology Ltd. entered into an Exclusive Distribution Agreement dated as of February 20, 1997 (the "Distribution Agreement"). Under the terms of the Distribution Agreement, the Company granted to Creative Technology Ltd. and its Affiliates (as defined in the Distribution Agreement) an exclusive, worldwide royalty-free right and license, with a right to sublicense (solely as necessary to exercise its rights under the Distribution Agreement) to use, sell, distribute, market, import, export, perform, transmit, and have used, sold, distributed, marketed, imported, exported, performed and transmitted all current and future speakers and speaker systems developed by or for the Company, including, but not limited to, those products currently marketed by the Company as MicroWorks-TM-, and PCWorks-TM- together with user manuals, training manuals and other documentation provided by the Company in support of such products in the Distribution Markets. Distribution Markets shall mean all distribution channels, consumer markets, retail markets and all other markets, except: (I) existing or future Company wholly owned or franchised Company retail storefronts; (ii) Company wholly owned catalog sales distribution channels; and
(iii) existing or future Company wholly owned and operated Internet sites, provided, however, the Company cannot distribute to users accessing the Company's Internet site via any third party Internet site.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


                   a.)       Exhibits

                   10.39* Common Stock and Warrant Purchase Agreement dated as of February 20, 1997 by and between the Company and Creative Technology Ltd.

                   10.40* Common Stock Purchase arrant dated February 28, 1997 naming Creative Technology Ltd. as Registered Holder.

                   10.41 Investor Rights Agreement dated as of February 28, 1997 by and among the Company and Creative Technology Ltd.

                   27        Financial data Schedule

                   10.42* Exclusive Distribution Agreement dated as of February 28, 1997 by and between the Company and Creative Technology Ltd.


*Indicates that portions of the exhibit have been omitted pursuant to a request for confidential treatment.

                        b.)  Reports on Form 8-K
                             The Company did not file any reports on Form 8-K during the quarter ended March 30, 1997.

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




                                  CAMBRIDGE SOUNDWORKS, INC.
                                  --------------------------
                                  (Registrant)



DATE:    MAY 12, 1997                  BY:
                                            ----------------------------------
                                            Wayne P. Garrett
                                            Vice President-Finance and
                                            Chief Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)