Form 10-K
period 1997-06-29
CAMBRIDGE SOUNDWORKS INC
filed 1997-09-25
CIK 919234

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             -------------------

                                   FORM 10-K

(Mark One)
                X Annual Report Pursuant to Section 13 or 15(d) of
               ---
                the Securities Exchange Act of 1934 (Fee Required)
                      for the fiscal year ended June 29, 1997
                                       or
             ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (No Fee Required)
                for the transition period from          to        .

Commission File No. 0-23456

                               CAMBRIDGE SOUNDWORKS, INC.
                (Exact name of Registrant as specified in its charter)

         Massachusetts                                  04-2998824
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

      311 Needham Street
     Newton, Massachusetts                                   02164
(Address of Principal Offices)                            (Zip Code)

                                  (617) 332-5936
               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock (without par value)
                              (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---
    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. _____________

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of September 12, 1997, was $9,578,897. As of September 12, 1997, there were issued and outstanding 3,803,027 shares of Registrant's Common Stock, without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 29, 1997 {Items 5, 6, 7, and 14 (a) (1)}

(2) Portions of the definitive Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on November 4, 1997(Items 1, 10, 11, 12, and 13)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           CAMBRIDGE SOUNDWORKS, INC.

                               TABLE OF CONTENTS


SECURITIES AND EXCHANGE COMMISSION
ITEM NUMBERS AND DESCRIPTION               PART I                     PAGE
----------------------------------                                 -----------

ITEM 1.          Business...............................................2

ITEM 2.          Properties............................................11

ITEM 3.          Legal Proceedings.....................................11

ITEM 4.          Submission of Matters to a Vote of Security Holders...11



                                           PART II

ITEM 5.          Market for the Registrant's Common Equity
                 and Related Stockholder Matters.......................12

ITEM 6.          Selected Financial Data...............................12

ITEM 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................12

ITEM 8.          Financial Statements and Supplementary Data...........12

ITEM 9.          Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure................12


                                           PART III


ITEM 10.         Directors and Executive Officers of the Registrant....13

ITEM 11.         Executive Compensation................................15

ITEM 12.         Security Ownership of Certain Beneficial Owners
                 and Management........................................15

ITEM 13.         Certain Relationships and Related Transactions........15


                                             PART IV


ITEM 14.         Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K...........................................16


    Inasmuch as the calculation of shares of Registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the Registrant's best good faith estimate for purposes of this Annual Report on Form 10-K, and the Registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon the closing sale price of the Common Stock as reported on the Nasdaq National
Market System on September 12, 1997. All outstanding shares beneficially owned by executive officers and directors of the Registrant or by any shareholder beneficially owning more than 5% of Registrant's Common Stock, as disclosed herein, were considered solely for purposes of this disclosure to be held by affiliates.

                                      PART I

ITEM 1. BUSINESS

OVERVIEW

    Cambridge SoundWorks, Inc. (the "Company" or "Cambridge SoundWorks") designs and manufactures audio products for home stereo, home theater, car stereo and multimedia computer audio under the brand name Cambridge SoundWorks. The Company sells its Cambridge SoundWorks products and selected audio and video components manufactured by other companies directly to consumers through its catalog and at its Company-owned retail stores. The sale of these products from other companies enables the Company to offer all of the components necessary for complete stereo and home theater systems. The Company also sells its Cambridge SoundWorks speakers on a wholesale basis.

    The Company was founded in 1988 to market the Company's proprietary Ensemble-Registered Trademark- speaker system. The Ensemble was sold directly to consumers rather than through audio dealers. As the Company grew, a factory outlet was established at the production facility and opened for retail sales in 1990. In 1990, the Company began offering, in addition to the speaker systems designed by the Company, a variety of high quality home audio products manufactured by other companies, including receivers, VCR's, and cassette, laser disc and compact disc players. In 1991, the Company developed a catalog to supplement its direct advertising in national and local media. In 1994, the Company began its retail expansion and opened 13 new Company-owned stores in New England and Northern California. From January 1995 to June 1996, the Company opened nine additional Company-owned stores. In June 1995, the Company began to sell its products in more than 200 Best Buy Co., Inc. ("Best Buy") stores under an exclusive arrangement. In February, 1997, Creative Technologies Ltd., ("Creative Technologies") the manufacturer of Sound Blaster-Registered Trademark- sound cards for use in PCs, acquired approximately 20% of the Company, and agreed to become the exclusive worldwide distributor of its multimedia speaker products.

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

    The introduction of Digital Video Discs (DVD) with enhanced surround sound early in 1997 is having a large impact on both the home entertainment and the computer industries. In both industries, DVD is putting more focus on movies and video, which, in turn, increases demand for home theater sound systems and multimedia speaker systems. Cambridge SoundWorks offers DVD players for sale to its home theatre customers.

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

    In February, 1995, the Company announced the signing of an agreement with Best Buy, Co., Inc. ("Best Buy"). Under the terms of the agreement, Best Buy will be the exclusive reseller of certain Cambridge SoundWorks products for three years. Best Buy is one of the nation's fastest growing consumer electronics retailers. It offers a wide selection of name brand consumer electronics, personal computers and home office products, entertainment software, major appliances and photographic equipment throughout the United States.

    Cambridge SoundWorks products are currently displayed at more than 90 Best Buy stores, with Factory Direct Speaker Walls-Trademark- which are specially designed, automated displays for all Cambridge SoundWorks key products, allowing easy consumer self-demonstration.

    In February, 1997, the Company announced that Creative Technologies had acquired approximately 20% of the company's stock and entered into an exclusive agreement to market Cambridge SoundWorks' multimedia speaker products on a worldwide basis. In addition to Cambridge SoundWorks PCWorks, SoundWorks, and MicroWorks speaker systems, the Company will also manufacture a series of more affordable desktop multimedia speakers to be sold by Creative Technologies under the Creative label. The world leader in multimedia sound products for computers, Creative Technologies manufactures and distributes PC sound cards (under the Sound Blaster label), CD-ROM drives, DVD-ROM drives, video cards, video teleconferencing equipment and complete multimedia PC upgrade kits. Creative Technologies has sold over 55 million sound cards, has over 50,000 retail store outlets selling its products, and reported $1.2 billion in sales for its fiscal year ended June 30, 1997.

    IBM is now bundling a Cambridge SoundWorks powered subwoofer with its Aptiva "S" series of multimedia computers.

    Cambridge SoundWorks' amplified speakers system called SoundWorks-Registered Trademark- was marketed nationally as a premium in the 1996 issue of Philip Morris' "Marlboro Gear" catalog.

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

- Growth through Geographic Expansion. Based on the success of its original retail store in Newton, Massachusetts, the Company has opened 27 stores to date, including the Company's first store in a major urban shopping mall, the CambridgeSide Galleria, in Cambridge, Massachusetts, and the Company's first store in a factory outlet center, the Worcester Common Fashion Outlets Mall in Worcester, Massachusetts. The Company currently has a total of 18 stores in New England and 9 in Northern California.

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

- Growth Through Product Sub-Category Expansion. The Company also has plans to grow by adding new products and product sub-categories to its line-up of branded goods. To date, the Company's home speakers line has focused on the "subwoofer/ satellite" category, a strong niche of the overall loudspeaker market. In the fall of 1996, the Company plans to introduce its first series of floor-standing "Tower" loudspeakers that use much larger cabinets and are more costly ($599-$1,499 compared to $249-$599). This category represents a significant portion of the overall market for high quality speakers.

  In addition to the Tower series of speakers, Cambridge SoundWorks has also introduced a new series of high-performance home theatre speaker systems, the MovieWorks line. Priced at $1,299.99 and $1,799.99, MovieWorks and MovieWorks 5.1 offer no-compromise performance from speaker packages designed to gracefully blend into most decorating schemes. The Company has also expanded its multimedia speaker line by adding a high output/high performance model (MicroWorks, $349.99) and a compact, high-value, entry-level model (PCWorks, $99.99). Expanding its multimedia speaker line by adding both more expensive and more affordable models opens up new segments of that market to the Company. Early in 1997, the Company also introduced its first automotive products, the CSW line of high-performance car speakers.

- Growth Through New Market Opportunities. The Company continues to develop speakers for the growing home theater entertainment market. The proliferation of VCR's and increased viewing of home movies is driving consumer demand for surround sound home theater entertainment systems. The Company has developed add-on speakers for the emerging PC/multimedia market.

    The Company believes its position as a vertically integrated factory-direct retailer gives it important competitive advantages by allowing it to provide high quality products at competitive prices and to react early to new consumer preferences and trends.

COMPANY PRODUCTS

    The Company makes speakers for conventional stereo systems, home theater entertainment systems, for multimedia computing and for car stereo systems. A typical home theater speaker system configuration includes: the original (or upgraded) stereo speakers (placed in front of the listener to the left and right of the TV screen); a center channel speaker (placed directly in front of the listener near the TV to keep dialogue firmly centered); and a pair of surround speakers (placed behind the listener to complete the surround sound effect). In order to convey the low bass energy of special effects, many home theaters are equipped with supplemental subwoofers. The Company offers a number of speakers for all of the above applications as well as many specialty speaker systems.

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

    ENSEMBLE IV HOME THEATRE. Ensemble IV Home Theatre adds three satellites to the Ensemble IV for the most affordable surround speaker system.

    TOWER-Trademark- SERIES SPEAKERS. The Company has introduced three new floor-standing tower speakers. Tower is a three-way, dual-woofer, bipolar design with real hardwood veneer cabinets that appeals to "high end" audiophile customers. Tower II is very similar to Tower, but does not use a bipolar design (which involves rear-facing speakers that reflect off the wall), and uses wood-simulating vinyl finishes. Tower III is an affordable audiophile speaker system using a two-way, single woofer design.

    CENTER CHANNEL SPEAKERS. Cambridge SoundWorks manufactures five speakers for use as center channel speakers in Dolby Pro Logic home theater systems which incorporate separate channels for movie sound reproduction (the center channel carries the dialogue). All five speakers are magnetically shielded so they can be placed near a TV or computer monitor. Center/Surround IV and Center/Surround III are small, affordable center speakers designed for use with the Company's Ensemble IV and Ensemble III speaker systems. Center Channel II is a center speaker with a wide/low profile designed to be used with the Company's Ensemble II speaker system. Center Channel Plus is a center speaker with a wide/low profile designed to be used with the Company's Ensemble speaker system. CenterStage-Trademark- is a high-output center speaker with a wide/low profile designed to be used with the Company's Tower series speaker systems.

    SURROUND SPEAKERS. Cambridge SoundWorks makes seven surround speakers. Center/Surround IV and Center/Surround III are small affordable surround speakers designed for use with the Company's Ensemble IV and Ensemble III speaker systems. Model Seventeen is a two-way, wide-range speaker suitable for use as surround speakers in the new Dolby Digital surround sound systems. The Surround-Registered Trademark- and The Surround II are "dipole radiator" surround speakers which reproduce sound from both sides of the speaker, causing the reflected sound to surround the listener with uniform sound. The Surround has a very high power handling capacity and is often selected for "high end" surround sound systems, including the new Dolby Digital systems. The Surround II is smaller and more affordable than The Surround. The Surround 5.1 and The Surround II 5.1 are similar to
The Surround and The Surround II, but add Cambridge SoundWorks' new MultiPole technology that allows them to switch between "dipole" and "bipole" operation, depending on exactly what kind of music or movie soundtrack is being played. These Multipole surround speakers are ideal for systems with the new Dolby Digital 5.1 surround sound format that is featured in virtually all DVD soundtracks.

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

    MICROWORKS. MicroWorks is a high-output, high-performance amplified multimedia speaker system designed for use with computer systems or in home stereo systems. It consists of a pair of satellite speakers and a subwoofer that also encloses the system's amplifier.

    SOUNDWORKS. SoundWorks is a compact, amplified multimedia speaker system designed for use with computer systems or in home stereo systems. It consists of a pair of satellite speakers and a subwoofer that also encloses the system's amplifier. An optional carry bag and rechargeable battery are also available.

    PCWorks. PCWorks is an affordable, ultra-compact amplified multimedia speaker system designed for use with computer systems or in home stereo systems. It consists of a pair of satellite speakers and a subwoofer that also encloses the system's amplifier. An optional rechargeable battery is also available.

    TRANSPORTABLE SPEAKER SYSTEM. The Company's Model Twelve consists of two satellite speakers, a three-channel amplifier with built-in electronic crossover and a carrying case (the patented BassCase-Trademark-) that doubles as the system's subwoofer. The Model Twelve can work on 110, 220 and 12 volts, and is designed for use in computer-audio presentations to groups of people.

PRODUCTS OF OTHER MANUFACTURERS

    The Company sells a variety of audio and home theater products manufactured by Aiwa, Carver, Clarion, Harman Kardon, Marantz, Panasonic, Pioneer, RCA, JVC, Sony, Kicker, Clarion and others, including receivers, cassette decks, CD and laser disc players, DVD players, VCR's, TV's, wide screen televisions and DSS (digital satellite systems). These other products complement the Company's branded speakers and enable the Company to offer all of the components necessary for complete home stereo, car stereo and home theater systems. In addition, the Company sells a variety of audio accessories including audio and video tapes, cable, earphones, stands, mounting brackets, cabinets, remote control systems, and other related equipment. Many of the cable and connecting accessories are sold under the Cambridge SoundWorks brand.

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

MARKETING AND CATALOG CIRCULATION

    The Company engages in extensive national advertising in audio magazines, general interest magazines and national and local newspapers targeted by the Company. In certain circumstances, the Company uses its advertising in national audio publications as a mini-catalog for the Company's key products, providing information concerning the Company's products, stressing the Company's reputation for value, the persona and experience of Henry Kloss, and the availability of experienced audio experts. The mini-catalog includes the Company's toll-free number and other information to assist the reader in obtaining the full catalog and ordering products by phone. The Company also advertises extensively on local radio and television stations in the Boston, Massachusetts, and San Francisco, California, markets where its retail stores are located.

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

    The Company published three full-color catalogs in the period from June 30, 1996 to June 29, 1997, depicting the Company's speakers as well as selected other audio and video components that complement the Company's speakers. The catalogs contain extracts from trade reviews of the Company's products as well as information on speaker placement, surround sound and home theater technology, and other items of topical interest. The catalogs contain minimal technical jargon and are designed to increase sales through education of the consumer. The Company generates names for its mailing list primarily through advertising and customer referrals. The Company also tests, from time to time, other methods for distributing its catalogs to potential customers, such as including free catalogs with selected issues of specialty magazines and renting selected mailing lists.

STORE OPERATIONS

    As of September, 1997, the Company has 18 stores in New England, and 9 stores in the San Francisco, California, Bay area. These stores contain approximately 2,000 to 4,000 square feet of retail space, including listening rooms. They are decorated with pictures of the Company's factory operations and stock only quantities of inventory sufficient for immediate customer needs. Two stores, one in Newton Upper Falls, Massachusetts and one on Van Ness Avenue in San Francisco, California, are large "SuperStores" capable of doing high-volume business. Three New England stores (Newton Upper Falls, Massachusetts, Harvard Square in Cambridge, Massachusetts and Worcester, Massachusetts) and two Bay Area stores (South San Francisco, California and Milpitas, California) are "Outlet Centers" that include large departments of open-box and refurbished goods at discounted prices.

    As of September, 1997, Cambridge SoundWorks had 27 retail stores as described in the summary below.

                                                NEW ENGLAND AREA
-----------------------------------------------------------------------------------------------------------------
DATE OPENED                                         LOCATION                         TYPE OF LOCATION
----------------------------------------  -----------------------------  ----------------------------------------
1990                                      West Newton, Massachusetts     Original factory store
September 1994                            Newton Upper Falls,            New factory "SuperStore"
                                          Massachusetts
February 1994                             Hanover, Massachusetts         Outdoor shopping center
March 1994                                Danvers, Massachusetts         Major suburban shopping mall
                                          Relocated to North Shore Mall
                                          Peabody, Massachusetts in
                                          August 1996
June 1994                                 Burlington, Massachusetts      Major suburban shopping mall
                                          Relocated to Burlington Mall
                                          Burlington, Massachusetts in
                                          September 1996
October 1994                              Nashua, New Hampshire          Outdoor shopping center
November 1994                             CambridgeSide Galleria,        Major urban shopping mall
                                          Cambridge, Massachusetts

                                          8

                                                NEW ENGLAND AREA
-----------------------------------------------------------------------------------------------------------------
DATE OPENED                                         LOCATION                         TYPE OF LOCATION
----------------------------------------  -----------------------------  ----------------------------------------
December 1994                             Worcester Common Fashion       Enclosed factory outlet center
                                          Outlets Mall, Worcester,
                                          Massachusetts
March 1995                                Cape Cod Mall, Hyannis,        Major suburban shopping center
                                          Massachusetts
June 1995                                 Framingham, Massachusetts      Outdoor shopping center
September 1995                            Harvard Square, Cambridge,     Urban "Main Street" location
                                          Massachusetts
September 1995                            Square One Mall, Saugus,       Major suburban shopping center
                                          Massachusetts
September 1995                            The Mall at Rockingham Park    Major suburban shopping center
                                          Salem, Massachusetts
September 1995                            The Mall of New Hampshire      Major suburban shopping center
                                          Manchester, New Hampshire
October 1995                              The Emerald Square Mall N.     Major suburban shopping center
                                          Attleboro, Massachusetts
August 1996                               The Maine Mall S. Portland,    Major suburban shopping center
                                          Maine
August 1996                               Solomon Pond Mall Marlboro,    Major suburban shopping center
                                          Massachusetts
September 1996                            West Farms Mall W. Hartford,   Major suburban shopping center
                                          Connecticut

                                               SAN FRANCISCO AREA
----------------------------------------------------------------------------------------------------------------
DATE OPENED                                         LOCATION                          TYPE OF LOCATION
------------------------------------  ------------------------------------  ------------------------------------
September 1994                        San Francisco, California             Urban "Main Street" location
October 1994                          Berkeley, California                  Suburban "Main Street" location
October 1994                          Concord, California Relocated to      Major suburban shopping center
                                      SunValley Mall Concord, California,
                                      September, 1996
December 1994                         Palo Alto, California                 Suburban "Main Street" location
June 1995                             South San Francisco, California       Factory outlet store
November 1995                         Stonestown Galleria San Francisco,    Major suburban shopping center
                                      California
September 1996                        Stoneridge Mall Pleasanton,           Major suburban shopping center
                                      California
September 1996                        The Great Mall Milpitas, California   Enclosed Factory Outlet center
August 1997                           The Village at Corte Madera Corte     Major suburban shopping center
                                      Madera, California

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

    At an early date, the Company recognized the importance of home theater (which involves integrating TV and video output with stereo or multi-channel audio sound) and has designed a variety of products for this application. A significant portion of the Company's fiscal 1997 speaker revenues were derived from speaker sales related to the home theater concept. The Company also recognized the emergence of opportunities in the PC/ multimedia markets and introduced SoundWorks in 1994, its first speaker designed for use with multimedia computer systems.

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

TRADEMARKS, LICENSES AND PATENTS

    The following are trademarks of the Company: Cambridge SoundWorks-Registered Trademark-, Cambridge SoundWorks Listening Room, BassCase-Registered Trademark-, Ensemble-Registered Trademark-, Ensemble by Henry Kloss-Registered Trademark-, Ensemble by Henry Kloss and Design-Registered Trademark- Model Six -Trademark-, Model Seventeen -Trademark-, Ambiance-Registered Trademark-, Ambiance by Henry Kloss-Registered Trademark-, Ambiance by Henry Kloss and Design-Registered Trademark-, Model Ten-A -Trademark-, The Surround and Design-Registered Trademark-, The Surround -Registered Trademark-, The Surround by Henry Kloss -Trademark-, The Outdoor -Trademark-, Model Eleven-Registered Trademark-, Model Twelve -Trademark-, Powered Subwoofer -Trademark-, Slave Subwoofer -Trademark-, SoundWorks -Registered Trademark-, SoundWorks by Henry Kloss -Registered Trademark-, Factory-Direct Speaker Wall -Trademark-, Cambridge SoundWorks Proline and Design -Trademark-, Tower by Henry Kloss -Trademark-, Center Stage -Trademark-, Center Stage by Henry Kloss -Trademark-, MovieWorks -Trademark-, Microworks -Trademark-, Microworks by Henry Kloss -Trademark-, You Just Can't Get It Anywhere Else -Trademark-, and A New Kind Of Audio Company -Trademark-. The Company also has a number of other unregistered trademarks. The Company holds a United States patent relating to the design of its BassCase, a component of the Model Eleven-A and Model Twelve speaker systems. The Company believes that the success of its business is more dependent upon marketing and product innovations than patented technology.

CUSTOMERS

    The Company had one customer, Best Buy, which accounted for 22% of net sales for the year ended June 30, 1996.

EMPLOYEES

    At September 12, 1997, the Company had 267 full-time and 17 part-time employees, of whom 104 were engaged in manufacturing, 159 in sales, customer service and marketing, 6 in engineering and product development and 15 in administration. The Company considers its employee relations to be good. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

    The Company's administration, direct marketing/ catalog fulfillment, audio retail store and manufacturing operations are located in a 73,300 square foot building in Newton Upper Falls, Massachusetts. The building is under a ten year lease that commenced September 1994.

    The Company signed a four-year lease for 99,000 square feet of warehouse space in Westwood, Massachusetts, in June, 1995. The Company also has a leased warehouse, containing approximately 5,800 square feet, in South San Francisco, California, which is used to service the Company's retail stores in Northern California and fulfill West Coast catalog orders.

    The Company's retail stores typically contain 2,000 to 4,000 square feet of retail space under operating lease agreements with terms ranging from two to 15 years or tenancies-at-will. The Company plans to open additional retail stores in fiscal 1998 using leased premises.

    The Company's manufacturing facility generally operated moderately below capacity for the year ended June 29, 1997.

ITEM 3. LEGAL PROCEEDINGS

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    The information required by this item is incorporated herein by reference to the section entitled "Market for Registrant's Common Equity and Related Stockholder Matters" on page 3 of the Company's 1997 Annual Report, which is filed herewith as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is incorporated herein by reference to the section entitled "Selected Financial Data" on page 2 of the Company's 1997 Annual Report, which is filed herewith as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation", pages 4 and 5 of the Company's 1997 Annual Report, which is filed herewith as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated herein by reference to the consolidated financial statements of the Company (including the notes thereto) and the auditor's report thereon appearing on pages 6 through 12 of the Company's 1997 Annual Report, which is filed herewith as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth certain information concerning executive officers and directors of the Company:

NAME                             AGE                            POSITION
----------------------           ---          -----------------------------------------------------
Thomas J. DeVesto                 50           President, Chief Executive Officer and Director
Wayne P. Garrett                               Vice President-Finance, Chief Financial Officer,
                                  41           Treasurer and Clerk
Thomas J. Hannaher                45           Vice President-Marketing
Robert S. Mainiero                41           Vice President-Business Development
Sandy Ruby                        56           Vice President-Retail
Thomas E. Brew, Jr. (1)(2)        55           Director
Franklin S. Browning, Jr.         69           Director
Leo Kahn (1)(2)                   80           Director
Craig L. McHugh                   40           Director
Peter B. Seamans (1) (2)          73           Director

------------------------

(1) Member of Audit Committee

(2) Member of Compensation Committee

    Thomas J. DeVesto co-founded the Company. He has been a director, President and Chief Executive Officer since 1988. From 1985 to 1988, he was a consultant to ITT Corporation and represented ITT in connection with its relationship with Kloss Video Corporation. From 1978 to 1985, he was Vice President of Sales and Marketing of Kloss Video Corporation. From 1976 through 1978, Mr. DeVesto held various sales management positions in the international and domestic divisions of Advent Corporation.

    Wayne P. Garrett has been Vice President--Finance, Chief Financial Officer, Treasurer and Clerk of the Company since June 1995. Mr. Garrett was employed by Argus Management Corp. as a management consultant from 1983 to 1995. From 1978 to 1981, he was employed as an auditor by Price Waterhouse. Mr. Garrett has BS and MBA degrees from Boston College and is a Certified Public Accountant.

    Thomas J. Hannaher has been Vice President--Marketing of the Company since December 1993. From 1979 to 1993, he owned and operated an advertising and marketing agency and provided consulting services to a number of companies, including the Company, Boston Acoustics, NAD, Tweeter and Apple Computer.

    Robert S. Mainiero has been Vice President--Business Development of the Company since January 1996. Mr. Mainiero was Vice President--Sales for a/d/s from October 1993 to December 1995. From 1985 to 1993 he served as Zone Manager for Alpine Electronics of America and previously served as Assistant National Sales Manager of Kloss Video Corporation.

    Sandy Ruby has been Vice President--Retail of the Company since July 1995. From 1985 to 1995, Mr. Ruby was a systems consultant and Vice President of Practicorp International. Mr. Ruby was a founder and Chief Executive Officer of Tech HiFi, a 70-store consumer electronics retail chain, from 1968 to 1984.

    Thomas E. Brew, Jr., has been a director of the Company since June 1995. Mr. Brew has been the President, Chief Executive Officer and a director of Kurzweil Applied Intelligence, Inc., since November 1994. From 1979 to 1994 he was a founder and Executive Vice President of Argus Management Corporation. Mr. Brew is a Certified Public Accountant and an attorney.

    Franklin S. Browning, Jr. has been a director of the Company since November 1996. Mr. Browning co-founded the Boston advertising agency Humphrey Browning McDoughall in 1970. He was Chairman of HBM from 1970 until 1983.

    Leo Kahn has been a director of the Company since June 1995. Mr. Kahn has been a partner of United Properties since 1985, and a director of Big V Supermarkets and of Grossman's, Inc., since 1986. In 1948 Mr. Kahn was a founder, President and Chief Executive Officer of Purity Supreme, Inc., and co-founder of Staples, Inc., in 1986.

    Craig L. McHugh has been a director of the Company since August 1997. Mr. McHugh has been Vice President, General Manager of Creative Labs, Inc. since January 1996. He joined Creative in October 1993 as General Manager of Worldwide OEM and later served as Vice President of Sales and Marketing. Prior to Creative, Mr. McHugh was Vice President of Sales and Marketing at Trace, Inc. and was also a member of their Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 4, 1997 under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The information required by this item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 4, 1997, under the heading "Principal and Management Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the information appearing in the Summary Compensation Table in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on November 4, 1997 under the heading "Executive Compensation" and the information appearing therein under the heading "Certain Transactions and Relationships."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

    (a) The following documents are included as part of the report:

        (1) Financial Statements

    The following financial statements of the Company and the report of the independent certified public accountants are incorporated by reference to the Company's Annual Report, which is filed herewith as Exhibit 13.

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

    *3.1 Restated Articles of Organization
    *3.2 Amended and Restated By-Laws
      *4 Specimen Common Stock Certificate
   *10.1 License Agreement with Henry E. Kloss
   *10.2 Form of Noncompetition, Nondisclosure and Assignment of Inventions
         Agreement
   *10.3 Cambridge SoundWorks, Inc., 1993 Stock Option Plan
   *10.4 Form of Incentive Stock Option Agreement
   *10.5 Form of Nondisclosure Agreement with Consultants
   *10.6 Employment Agreement (Thomas J. DeVesto)
   *10.7 Exclusive Retailer Agreement dated February 27, 1995 with
         Best Buy Co., Inc.
   *10.8 Lease dated May 31, 1994 with L&CP Realty Corporation, as amended by Addendum to Lease dated June 1, 1994, Agreement dated September 15, 1994, Amendment to Lease dated December 28, 1994, and Agreement of Settlement and Release dated December 28, 1994
   *10.9 Lease Agreement dated June 26, 1995 with Granite Investment Corp. *10.10 Loan and Security Agreement dated April 27, 1995 with The First
         National Bank of Boston
  *10.11 Letter Agreement dated October 18, 1995 from The First National Bank of Boston to the Company
  *10.12 Letter Agreement dated February 27, 1996 from the First National Bank of Boston to the Company
  *10.13 Letter Agreement dated June 30, 1996 from the First National Bank of
         Boston to the Company
  *10.14 Letter Agreement dated August 5, 1996 from the First National Bank of
         Boston to the Company.

  *10.15 Common Stock and Warrant Purchase Agreement dated as of
         February 20, 1997
  *10.16 Common Stock Purchase warrant dated February 28, 1997 naming Creative
         Technology Ltd. as Registered Holder
  *10.17 Investor Rights Agreement dated as of February 28, 1997 by and among the Company and Creative Technology Ltd.
  *10.18 Exclusive Distribution Agreement dated as of February 28, 1997 by and between the Company and Creative Technology Ltd.
  *10.19 Letter Agreement, dated October 4, 1996, between the First National
         Bank of Boston and the Company
      13 Cambridge SoundWorks, Inc. 1997 Annual Report\
      23 Consent of Arthur Andersen LLP
      27 Financial Data Schedule

_________________
*Previously filed

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Newton, Commonwealth of Massachusetts, on the 25th day of September, l997.

                                      CAMBRIDGE SOUNDWORKS, INC.


                                      BY: /s/ Thomas J. DeVesto
                                          -------------------------------------
                                          Thomas J. DeVesto
                                          President and Chief Executive Officer

    Pursuant to the requirements of the Securities and Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.

SIGNATURE                          CAPACITY                        DATE
---------                          --------                        ----

/s/ Thomas J. DeVesto      President, Chief Executive        September 25, 1997
---------------------      Officer and Director
Thomas J. DeVesto          (Principal Executive Officer)

/s/ Wayne P. Garrett       Vice President-Finance, Chief     September 25, 1997
---------------------      Financial Officer, Treasurer
Wayne P. Garrett           and Clerk (Principal Financial
                           and Accounting Officer)

/s/ Peter B. Seamans       Director                          September 25, 1997
---------------------
Peter B. Seamans

/s/ Thomas E. Brew, Jr.    Director                          September 25, 1997
-----------------------
Thomas E. Brew, Jr.