Form 10-Q
period 1997-09-28
CAMBRIDGE SOUNDWORKS INC
filed 1997-11-12
CIK 919234

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                   ---------------
                                      FORM 10-Q

(Mark One)
               [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                  for the quarterly period ended September 28, 1997
                                          or
               [  ]  Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                      for the transition period from ______ to _______



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

                                            Yes   [X]           No   [  ]

As of November 10, 1997, there were issued and outstanding 3,804,824 shares of the Company's Common Stock.

                              CAMBRIDGE SOUNDWORKS, INC.

                                        INDEX

                                                                    Page

Part I.        Financial Information

      Item 1.  Financial Statements (Unaudited)

                    Balance Sheets
                    June 29, 1997 and September 28, 1997              3

                    Statements of Operations
                    Three Months Ended September 29, 1996
                    and September 28, 1997                            4

                    Statements of Cash Flows
                    Three Months Ended September 29, 1996 and
                    September 28, 1997                                5

                    Notes to Unaudited Financial Statements           6


      Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations         8


Part II.       Other Information

     Item  5   Other Information                                     11

     Item  6   Exhibits and Reports on Form 8-K                      11


      Signatures                                                     13

                                     PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                           CAMBRIDGE SOUNDWORKS, INC.

                                BALANCE SHEETS
                                 (Unaudited)

               ASSETS                     JUNE 29, 1997  SEPTEMBER 28, 1997
                                          -------------  ------------------
CURRENT ASSETS:
  Cash                                    $      58,043    $       65,946
  Accounts receivable, net                      719,855         4,019,882
  Income tax refund receivable                  404,434           404,434
  Inventories                                14,816,618        15,664,771
  Prepaid expenses                              794,803         1,134,721
                                          -------------  ------------------
    Total Current Assets                     16,793,753        21,289,754
                                          -------------  ------------------
PROPERTY AND EQUIPMENT, AT COST:
  Production equipment and tooling              580,192           548,305
  Office equipment and furniture              1,367,080         1,403,888
  Leasehold improvements                      3,938,224         4,233,843
  Motor vehicles                                250,252           204,389
                                          -------------  ------------------
                                              6,135,748         6,390,425
  Less-Accumulated depreciation and
    amortization                              1,995,287         2,026,534
                                          -------------  ------------------
                                              4,140,461         4,363,891
                                          -------------  ------------------
OTHER ASSETS                                    163,990           375,865
                                          -------------  ------------------
  Total Assets                            $  21,098,204    $   26,029,510
                                          -------------  ------------------
                                          -------------  ------------------


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Borrowings under line of credit         $   1,915,713    $    4,748,732
  Accounts payable                            2,148,399         4,659,978
  Accrued expenses                              914,978         1,058,146
  Customer prepayments and other
    current liabilities                         735,279           378,414
                                          -------------  ------------------

      Total Current Liabilities               5,714,369        10,845,270
                                          -------------  ------------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value:
    Authorized--2,000,000 shares                  --                --
  Common stock, no par value:
    Authorized--10,000,000 shares
    Issued and outstanding--3,803,027 at
      June 29, 1997 and 3,804,824 at
      September 28, 1997                     14,984,557        15,026,139
  Retained earnings                             399,278           158,101
                                          -------------  ------------------

    Total Stockholders' Equity               15,383,835        15,184,240
                                          -------------  ------------------

  Total Liabilities and Stockholders'
    Equity                                $  21,098,204    $   26,029,510
                                          -------------  ------------------
                                          -------------  ------------------


The accompanying notes are an integral part of these financial statements.

                              CAMBRIDGE SOUNDWORKS, INC.

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                        THREE MONTHS ENDED
                                              -----------------------------------------
                                               SEPTEMBER 29, 1996    SEPTEMBER 28, 1997
                                              --------------------   ------------------
NET SALES                                       $   11,130,289      $   13,175,453
COST OF GOODS SOLD                                   6,493,392           7,991,654
                                              --------------------  -------------------
  Gross profit                                       4,636,897           5,183,799
                                              --------------------  ------------------
SALES AND MARKETING EXPENSES                         3,740,516           4,635,486
GENERAL AND ADMINISTRATIVE EXPENSES                    565,754             652,058
ENGINEERING AND DEVELOPMENT EXPENSES                   199,868             218,112
                                              --------------------  ------------------
  Total expenses                                     4,506,138           5,505,656
                                              --------------------  ------------------
  Income (loss) from operations                        130,759            (321,857)
INTEREST INCOME (EXPENSE), net                         (76,692)            (80,320)
                                              --------------------  ------------------
  Income (loss) before provision (benefit)
    for income taxes                                    54,067            (402,177)
PROVISION (BENEFIT) FOR INCOME TAXES                    22,000            (161,000)
                                             --------------------  ------------------
  Net income (loss)                             $       32,067      $     (241,177)
                                             --------------------  ------------------
                                             --------------------  ------------------

NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                              $          .01      $         (.06)
                                             --------------------  ------------------
                                             --------------------  ------------------

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                        2,892,523           3,803,086
                                             --------------------  ------------------
                                             --------------------  ------------------



The accompanying notes are an integral part of these financial statements.

                              CAMBRIDGE SOUNDWORKS, INC.

                               STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         THREE MONTHS ENDED
                                                ------------------------------------------
                                                 SEPTEMBER 29, 1996     SEPTEMBER 28, 1997
                                                ---------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $32,067            $   (241,177)
  Adjustments to reconcile net (loss) income
    to net cash (used in) provided by
    operating activities:
    Depreciation and amortization                      305,208                 239,636
    Amortization of warrant                               --                    36,096
    Changes in current assets and liabilities:
     Accounts receivable                            (1,357,921)             (3,300,027)
     Inventories                                      (723,225)               (848,153)
     Prepaid expenses                                 (101,611)               (339,918)
     Accounts payable                                2,462,145               2,511,579
     Accrued expenses                                  (54,964)                143,168
     Customer prepayments and other current
      liabilities                                      794,436                (356,865)
                                                ---------------------   -------------------
       Net cash provided by (used in)
         operating activities                        1,356,135              (2,155,661)
                                                ---------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net          (1,358,535)               (463,069)
  Increase in other assets                             (91,430)               (211,875)
                                                ---------------------   -------------------
       Net cash used in investing activities        (1,449,965)               (674,944)
                                                ---------------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit--bank, net              219,402               2,833,019
  Exercise of stock options                              --                      5,489
                                                ---------------------   --------------------
       Net cash provided by financing
        activities                                     219,402               2,838,508
                                                ---------------------   --------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS              125,572                   7,903
CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR                                                  87,421                  58,043
                                                ---------------------   ---------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                $212,993            $     65,946
                                                ---------------------   ---------------------
                                                ---------------------   ---------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:
      Income taxes                                    $195,000             $    --
                                                ---------------------  ----------------------
                                                ---------------------  ----------------------
      Interest                                         $78,089            $     66,201
                                                ---------------------  ----------------------
                                                ---------------------  ----------------------

The accompanying notes are an integral part of these financial statements.

                              CAMBRIDGE SOUNDWORKS, INC.
                       Notes to Unaudited Financial Statements


(1)   Basis of Presentation

The unaudited financial statements included herein have been prepared by Cambridge SoundWorks, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three months ended September 28, 1997 are not necessarily indicative of results to be expected for the full fiscal year.

On October 30, 1997, the Company entered into an Agreement and Plan Merger with Creative Technology Ltd., a Singapore company and CSW Acquisition Corporation, a Massachusetts corporation and wholly-owned subsidiary of Parent. Pursuant to the Merger Agreement, Parent, through Purchaser, commenced a tender offer for any and all shares of the Company's common stock, no par value per share for a purchase price of $10.68 per share, net to the seller in cash, for a total consideration of approximately $31 million for all currently outstanding shares of the Company's Common Stock. The Merger Agreement provides that as soon as practicable after the purchase of shares of Common Stock pursuant to the tender offer and the satisfaction of the other conditions set forth in the Merger Agreement and in accordance with the relevant provisions of the Massachusetts Business Corporation Law, the Purchaser will be merged with and into the Company. See Part II, Item 5
Other information.

(2)   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                      JUNE 29, 1997       SEPTEMBER 28, 1997
                                    -----------------     --------------------
Raw materials and work-in-process       $  3,010,897         $  2,257,142
Finished goods                            11,805,721           13,407,629
                                     ----------------     --------------------
                                        $ 14,816,618         $ 15,664,771
                                     ----------------     --------------------

Inventories consists of materials, labor and manufacturing overhead.

(3)   Line of Credit

On September 30, 1997, an amendment to the Company's demand discretionary line of credit increased the borrowing under the line of credit to $11,000,000 based upon certain percentages of eligible accounts receivable and inventory, as defined. The line of credit is secured by all assets of the Company, with interest payable at the bank's base rate (8.50% at September 28, 1997), plus 1/4%. The amounts outstanding at June 29, 1997 and September 28, 1997 were $1,916,000 and $4,749,000, respectively.

(4)   Significant Customer

During the three months ended September 28, 1997, the Company had one customer that accounted for approximately 36% of net sales. The Company had no sales to this customer during the three months ended September 29, 1996. During the three months ended September 29, 1996, the Company had another customer which accounted for approximately 27% of net sales. The Company had no sales to this customer during the three months ended September 29, 1997.

(5)   Stock Options

During the three months ended September 28, 1997, the Company granted incentive stock options, under the Company's 1993 Stock Option Plan, to certain employees to purchase 6,600 shares of common stock at exercise prices ranging from $4.38 to $5.00 per share. These options vest over a period of two years. At September 28, 1997, 620,000 share have been authorized for grant, 576,853 are issued and outstanding and 3,706 have been exercised.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth the results of operations for the three month periods ended September 29, 1996 and September 28,1997 expressed as percentages of net sales.

                                              THREE MONTHS ENDED
                                       --------------------------------
                                        SEPTEMBER 29,    SEPTEMBER 28
                                            1996             1997
                                       ---------------  ---------------
NET SALES                                     100.0%           100.0%
COST OF GOODS SOLD                             58.3             60.7
                                       ---------------  ---------------
  Gross profit                                 41.7             39.3
                                       ---------------  ---------------
SALES AND MARKETING EXPENSES                   33.6             35.2
GENERAL AND ADMINISTRATIVE EXPENSES             5.1              4.9
ENGINEERING AND DEVELOPMENT EXPENSES            1.8              1.7
                                       ---------------  ---------------
  Total expenses                               40.5             41.8
                                       ---------------  ---------------
  Income (loss) from operations                 1.2             (2.5)
INTEREST INCOME (EXPENSE), net                 (0.7)            (0.6)
                                       ---------------  ---------------
  Income (loss) before provision
    (benefit) for income taxes                  0.5             (3.1)
PROVISION (BENEFIT) FOR INCOME
  TAXES                                         0.2             (1.3)
                                       ---------------  ---------------
  Net income (loss)                             0.3%            (1.8)%
                                       ---------------  ---------------
                                       ---------------  ---------------


Net Sales

Net sales increased from approximately $11.1 million for the three months ended September 29, 1996, to $13.2 million for the three months ended September 28, 1997. The increase in net sales was primarily attributable to the 20% overall increase retail sales over the same period in 1996. Same store sales increased 6.4% over last years first quarter. The Company had twenty-seven retail stores open during the three months ended September 28, 1997, compared to twenty-eight retail stores during the three months ended
September 29, 1996.   Catalog sales for the three months ended September 28,
1997 decreased due, in part, to shifts in sales to the Company's new retail stores and through the Company's wholesale expansion. Wholesale sales, which increased 20% for the three months ended September 29, 1997 compared to the same period last year, was primarily due to sales to Creative Labs, Inc. (Significant Customer). In February 1997, the Company entered into an agreement with Creative Labs, Inc., the world's largest manufacture of soundcards, whereby Creative Technologies Ltd., (Creative Lab's Parent Company) acquired an approximate 20% interest in Cambridge SoundWorks, Inc. and Creative Labs was appointed as the exclusive distributor of the Company's multi-media products.

Gross Profit

Gross profit as a percentage of net sales decreased from 41.7% during the three months ended September 29, 1996 to 39.3% during the three months ended September 28, 1997. The decrease in gross margin for the three month period was due primarily to the continued increase in retail store sales and wholesale sales which have lower overall margins than the Company's catalog sales.

Expenses

Sales and marketing expenses increased from $3.7 million during the three months ended September 29, 1996 to $4.6 million for the three months ended September 28, 1997. The hiring of retail store personnel, increased advertising expenses and retail store operating costs accounted for a substantial portion of the increase in sales and marketing expense.

General and administrative expenses increased from $566,000 (5.1%) during the three months ended September 29, 1996 to $652,000 (4.9%) for the three months ended September 28, 1997.

Interest Expense/Interest Income

Interest expense of $77,000 for the three months ended September 29, 1996 and $80,000 for the three months ended September 28, 1997 results from the Company's use of its line of credit.

Provision (Benefit) for Income Taxes

The Company's effective income tax rate was 40.7% during the three months ended September 29, 1996 compared to 40% for the three months ended September 28, 1997. The Company expects that the benefit will be realized in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 1997, the Company's working capital was approximately $10,444,000 compared to $11,079,000 as of June 29, 1997. Cash and cash equivalents amounted to $66,000 as of September 28, 1997 compared to $58,000 as of June 29, 1997.

On September 30, 1997, an amendment to the Company's demand discretionary line of credit increased the borrowing under the line of credit to $11,000,000 based upon certain percentages of eligible accounts receivable and inventory, as defined. The line of credit is secured by all assets of the Company, with interest payable at the bank's base rate (8.50% at September 28, 1997), plus 1/4%. The amounts outstanding at June 29, 1997 and September 28, 1997 were $1,916,000 and $4,749,000, respectively. The Company has approximately $3,230,000 in excess availability on the line of credit at September 28, 1997. The Company believes that its resources are adequate to fund its operations through the end of fiscal 1998.

                              PART II. OTHER INFORMATION

Item 5.  Other Information

On October 30, 1997, the Company entered into an Agreement and Plan
Merger (the "Merger Agreement") with Creative Technology Ltd., a Singapore company ("Parent") and CSW Acquisition Corporation, a Massachusetts corporation and wholly-owned subsidiary of Parent ("Purchaser"). Pursuant to the Merger Agreement, Parent, through Purchaser, commenced a tender offer for any and all shares of the Company's common stock, no par value per share (the "Common Stock"), (other than shares currently owned by Parent or shares held in treasury of the Company) for a purchase price of $10.68 per share, net to the seller in cash, for a total consideration of approximately $31 million for all currently outstanding shares of the Company's Common Stock ( other than shares held by Parent or shares held in treasury of the Company). The Merger Agreement provides that as soon as practicable after the purchase of shares of Common stock pursuant to the tender offer and the satisfaction of the other conditions set forth in the Merger Agreement and in accordance with the relevant provisions of the Massachusetts Business Corporation Law (the "MBCL"), the Purchaser will be merged with and into the Company ( the "Merger").

As a result of the Merger, the separate corporate existence of the Purchaser will cease and the Company will continue as the surviving corporation and become a wholly-owned subsidiary of Parent. At the Effective Time (as defined in the Merger Agreement) each share of Common Stock issued and outstanding immediately prior to the Effective Time (other than shares of Common Stock held in treasury of the Company, shares of Common Stock owned by the parent, the Purchaser or any subsidiary of Parent or the Company or share of Common Stock held by stockholders who will have properly demanded and perfected appraisal rights under the MBCL) will be canceled and converted automatically into the right to receive the offer price of $10.68 per share of Common Stock.

Pursuant to the Merger Agreement, the obligation of Purchaser to purchase the shares of the Company is subject to a valid tender of the shares of the Company such that they would constitute two-thirds of the issued and outstanding shares of the Company, when added to the shares already owned by the Parent or any of Parent's subsidiaries. The Merger is conditioned upon, inter alia, earlier termination, or the expiration, of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and certain other conditions as identified in the Merger Agreement.

Item 6.  Exhibits and Reports on Form 8-K
         a.)  Exhibits
         10.1 Letter Agreement, dated September 30, 1997, between
BankBoston, N.A. and the Company.

         10.2 Agreement and Plan Merger dated as of October 30,
1997 by and among Creative Technology Ltd., CSW Acquisition Corporation and the Company (incorporated herein by reference to Exhibit (c) (1) to the schedule 14D-1 filed by Creative Technology Ltd. and CSW Acquisition Corporation with the SEC on November 3, 1997).

         27   Financial Data Schedule

  b.)  Reports on Form 8-K
    The Company did not file any reports on Form 8-K during the three months ended September 28, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as both Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Registrant.

                                    Cambridge SoundWorks, Inc.
                                    -----------------------------
                                    (Registrant)



Date:  November 12, 1997            By: /s/ Wayne P. Garrett
                                       ---------------------------
                                            Wayne P. Garrett
                                            Vice President-Finance and
                                            Chief Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)